Form 10-Q
period 1999-09-30
MUZAK HOLDINGS LLC; MUZAK HOLDINGS FINANCE CORP
filed 1999-11-15
CIK 1085320, 1085319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            - - - - - - - - - - - - -

                                    FORM 10-Q
                                   - - - - - -


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999.
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to
         __________.

                        Commission file number:333-78573
                                             333-78573-01

                               MUZAK HOLDINGS LLC
                          MUZAK HOLDINGS FINANCE CORP.
            (Exact Name of Registrants as Specified in their charter)

            DELAWARE                                    04-3433730
            DELAWARE                                    04-3433728
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporated or Organization)

                         5550 77 CENTER DRIVE SUITE 380
                               CHARLOTTE, NC 28217
                                 (704) 559-5277

(Address, Including Zip Code and Telephone Number including Area Code of
                  Registrants' Principal Executive Offices)

                                       N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
 Report)

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Muzak Holdings Corporation meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          PART I- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                               MUZAK HOLDINGS LLC
                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT UNITS ISSUED AND OUTSTANDING)


                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                 1999                  1998
                                                             -------------         -----------
                                                              (UNAUDITED)
                           ASSETS
                                                                                 C>
Current assets:
     Cash and cash equivalents.............................    $  3,350               $ 1,293
     Accounts receivable, net..............................      34,746                 1,764
     Inventory.............................................       9,581                 1,323
     Prepaid expenses and other assets.....................       4,949                   125
                                                              ---------              --------
          Total current assets.............................      52,626                 4,505
Property and equipment, net................................      85,321                17,499
Intangible assets, net.....................................     271,344                49,039
Deposits and other assets, net.............................      28,047                 1,884
                                                              ---------              ---------
          TOTAL ASSETS.....................................   $ 437,338              $ 72,927
                                                              =========              =========
             LIABILITIES AND MEMBERS' INTEREST
Current liabilities:
     Revolving credit facility.............................      16,500                   --
     Current portion of long-term debt.....................       2,429                42,217
     Accounts payable and accrued expenses.................   $  25,902              $  3,964
     Advance billings......................................       6,945                   --
                                                               --------              --------
          Total current liabilities........................      51,776                46,181
Senior credit facility.....................................     165,000                   --
Senior subordinated notes..................................     115,000                   --
Senior discount notes......................................      42,874                   --
Other long-term debt.......................................       3,979                   486
Other liabilities..........................................       5,037                   --
                                                               --------              --------
          Total liabilities................................     383,666                46,667
Members' interest
     Common units..........................................      73,378                27,262
     Accumulated deficit...................................     (19,706)               (1,002)
                                                             ------------           ----------
          Total members' interest..........................      53,672                26,260
                                                             ------------           ----------
          TOTAL LIABILITIES AND MEMBERS' INTEREST             $ 437,338              $ 72,927
                                                             ============           ==========


The accompanying notes are an integral part of these consolidated financial statements

                               MUZAK HOLDINGS LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                  THREE MONTHS   NINE MONTHS
                                                                                      ENDED         ENDED
                                                                                  SEPTEMBER 30, SEPTEMBER 30,
                                                                                      1999          1999
                                                                                      ----          -----
Revenues:
     Music and other business services.........................................    $ 28,328    $     62,456
     Equipment and related services............................................      11,927          25,468
                                                                                    --------   -------------

                                                                                     40,255          87,924
Cost of revenues:
     Music and other business services.........................................       6,129          13,366
     Equipment and related services............................................       9,259          19,981
                                                                                    --------   -------------

                                                                                     15,388          33,347
                                                                                    --------   -------------

          Gross profit.........................................................      24,867          54,577
                                                                                    --------   -------------
Selling, general and administrative expenses...................................      13,438          28,268
Depreciation and amortization expense..........................................      11,255          23,594
                                                                                    --------   -------------

          Income from operations...............................................         174           2,715

Other income (expense):
     Interest expense, net.....................................................      (8,878)        (19,140)
     Other, net................................................................         154             133
                                                                                     -------   -------------

          Net loss before extraordinary gain on the extinguishment
           of debt............................................................       (8,550)        (16,292)
Extraordinary gain on the extinguishment of debt...............................          --             727
                                                                                   ---------   -------------
          Net loss.............................................................    $ (8,550)   $    (15,565)
                                                                                   =========   =============


The accompanying notes are an integral part of these consolidated financial statements

                               MUZAK HOLDINGS LLC
             CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' INTEREST
                    (DOLLARS IN THOUSANDS, EXCEPT FOR UNITS)



                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                     -----------------------------------
                                                                                  (UNAUDITED)
                                                              COMMON UNITS                                TOTAL
                                                              ------------         ACCUMULATED            MEMBERS'
                                                          OUTSTANDING      ($)       DEFICIT              INTEREST
                                                          -----------      ---     --------------       ----------

Balance, December 31, 1998....................              27,262      $ 27,262      $   (1,002)       $    26,260

Issuance of common units......................              43,075        42,977              --             42,977

Split of common units affected in
   the form of a dividend.....................               3,139         3,139          (3,139)                --

Net loss......................................                  --            --         (15,565)           (15,565)
                                                               ---      ----------     ---------           --------

Balance, September 30, 1999...................              73,476      $ 73,378      $  (19,706)        $   53,672
                                                            ======      ==========      ========            =======




The accompanying notes are an integral part of these consolidated financial statements

                               MUZAK HOLDINGS LLC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                          NINE MONTHS
                                                                                                             ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                             1999
                                                                                                         -------------
CASH FLOW FROM OPERATING ACTIVITIES                                                                       (UNAUDITED)

Net Loss...................................................................                                ($15,565)
Adjustments to derive cash flow from continuing operating activities:
Depreciation and amortization..............................................                                  23,594
Amortization of deferred financing fees....................................                                     771
Amortization of senior discount notes......................................                                   2,878
Extraordinary gain on extinguishment of debt...............................                                    (727)
Net change in certain assets and liabilities, net of business acquisitions.
    Increase in accounts receivable........................................                                  (9,590)
    Increase in inventory .................................................                                    (972)
    Increase in accrued interest...........................................                                   4,403
    Decrease in accounts payable and accrued expenses......................                                  (7,589)
    Increase in advance billings...........................................                                   1,018
    Increase in unearned installment income................................                                     208
    Other, net.............................................................                                  (3,521)
                                                                                                            -------
    NET CASH USED IN OPERATING ACTIVITIES..................................                                  (5,092)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash..................................................                                (281,491)
Capital expenditures.......................................................                                 (16,824)
                                                                                                           --------
     NET CASH USED IN INVESTING ACTIVITIES.................................                                (298,315)


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior subordinated notes........................                                 115,000
Proceeds from issuance of senior credit facility...........................                                 165,000
Proceeds from issuance of senior discount notes............................                                  39,996
Proceeds from issuance of membership units to management...................                                  24,254
Repayment of bridge loan...................................................                                 (41,683)
Issuance of notes payable to related party.................................                                   3,000
Net borrowings under Revolver..............................................                                  16,500
Repayments of other debt...................................................                                  (3,140)
Payment of fees associated with the financing..............................                                 (13,463)
                                                                                                              -----


          NET CASH PROVIDED BY FINANCING ACTIVITIES........................                                 305,464
                                                                                                            -------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................................                                   2,057
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................                                   1,293

CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................                                  $3,350
                                                                                                            =======




              The accompanying notes are an integral part of these consolidated financial statements

                               MUZAK HOLDINGS LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



1.   DESCRIPTION OF BUSINESS

     Muzak Holdings ("the Parent") LLC was formerly known as Audio Communications Network Holdings, LLC which was formed in September 1998, pursuant to the laws of Delaware. Muzak LLC, a wholly owned subsidiary of the Company began its operations on October 7, 1998, with the acquisition of certain assets and liabilities of Audio Communications Network, Inc.

     Muzak LLC (the "Company"), a wholly owned subsidiary of the Parent, provides business music services and products and markets and sells video and audio marketing services through a network of domestic and international franchises and owned operations. The franchises are charged a fee based on their revenues, in exchange for broadcast music, marketing, technical and administrative support. The Company and its franchises also sell, install and maintain electronic equipment related to the Company's business.

     The music services of the Company are primarily sold for use in public areas, such as retail and restaurant establishments as well as business offices and manufacturing facilities. Services are distributed through direct broadcasting satellite transmission, local broadcasting transmission and pre-recorded tapes played on the customer's premises.

2.   BASIS OF PRESENTATION

     Pursuant to the rules and regulations of the Securities and Exchange Commission, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

     These condensed financial statements should be read in conjunction with the Parent's audited financial statements as of December 31, 1998 and the notes thereto as included in the Parent's Registration Statement filed with the Securities and Exchange Commission and declared effective September 16, 1999. Results of operations for interim periods are not necessarily indicative of results for the full year.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The financial statements as of September 30, 1999 and for the three and nine month periods then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments except for the acquisitions described in Note 4) necessary to present fairly the financial information included herein subject to year end audit adjustments.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements of the Parent include the accounts of the Parent and its wholly owned subsidiaries, Muzak LLC and Muzak Holdings Finance Corp. All significant intercompany balances and transactions have been eliminated in consolidation.


REVENUE RECOGNITION

     Revenues from music services are recognized on a straight-line basis over the term of the customer contract in the period services are provided. Revenues from equipment sales and the installation of sold equipment for non-recurring services are recognized upon delivery or installation. Contracts are typically for a five-year non-cancelable period with automatic renewal options for an additional five years. Fees received for services to franchises are recognized as music revenues in the month that services are provided.


DEFERRED FINANCING FEES

     Deferred financing fees are stated at cost and amortized over the term of the debt on the effective interest method and are included in deposits and other assets, net on the consolidated balance sheets.


ADVANCE BILLINGS

     The Company invoices certain customers in advance for contracted music and other business services. Amounts invoiced in advance of the service period are deferred when invoiced and recognized as revenue in the period earned.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


RECLASSIFICATIONS

     Prior period amounts have been reclassified to conform to the current quarter's presentation.


4.   ACQUISITIONS

     On January 15, 1999, the Company acquired all of the outstanding stock of Business Sound, Inc. for approximately $4.1 million, excluding transaction fees. The acquisition was accounted for under the purchase method of accounting. Accordingly, the consideration paid was allocated based on the estimated fair market value of the net assets acquired. The excess of the consideration paid over the estimated fair market value of the net assets acquired approximated $0.9 million and is being amortized using the straight-line method over 20 years.

     On February 24, 1999, the Company acquired all of the outstanding stock of Electro Systems Corporation for approximately $3.0 million, excluding transaction fees. The acquisition was accounted for under the purchase method of accounting. Accordingly, the consideration paid was allocated based on the estimated fair market value of the net assets acquired. The excess of the consideration paid over the estimated fair market value of the net assets acquired approximated $0.7 million and is being amortized using the straight-line method over 20 years.

     On March 18, 1999, Muzak Limited Partnership ("Muzak L.P.") merged with and into the Company. Under the terms of the Agreement, the Company paid approximately $268.7 million in total consideration, which includes non-voting units of the Parent and excludes transaction fees. The transaction was accounted for under the purchase method of accounting. Accordingly, the consideration paid was allocated based on the estimated fair market value of the net assets acquired. The excess of the consideration paid over the estimated fair market value of the net assets acquired approximated $100.4 million and is being amortized using the straight-line method over 20 years.

     On March 18, 1999, the Company acquired Capstar Broadcasting Corporation's ("Capstar") Muzak franchises, which served territories in Atlanta, Albany and Macon, Georgia; Ft. Myers, Florida. Under the terms of the Agreement, the Company paid approximately $18.1 million in total consideration comprised of Class A units of the parent valued at $13.5 million and a cash payment of approximately $4.6 million excluding transaction fees. The transaction was accounted for under the purchase method of accounting. Accordingly, the consideration paid was allocated based on the estimated fair market value of the net assets acquired.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




     In order to complete the acquisitions of Business Sound, Inc., Electro Systems Corporation, and Capstar's Muzak franchises and the merger with Muzak L.P., the Company received $22.1 million in capital contributions from Abry Broadcast Partners III and Abray Broadcast Partners II and $1.2 million in capital contributions from management of the Company. In addition, the Company became a co-issuer of $75.0 million principal amount at maturity, of senior discount notes, and a co-guarantor of $115.0 million, principal amount, of senior subordinated notes, and borrowed $138.4 million under a senior credit facility.

     The following transactions were accounted for under the purchase method of accounting. Accordingly, the consideration paid was allocated based on the estimated fair market value of the net assets acquired. The excess of the consideration paid over the estimated fair market value of the net assets acquired approximated $4.7 million and is being amortized using the straight-line method over 20 years.

     On March 24, 1999, the Company acquired the net assets of Custom On Hold Services, Inc. for approximately $0.2 million, excluding transaction fees.

     On May 3, 1999, the Company acquired Capstar's Muzak franchise territory located in Omaha, Nebraska. Under the terms of the Agreement, the Company paid $3.2 million in total consideration comprised of voting membership units of the Parent and a cash payment of approximately $0.8 million, excluding transaction fees.

     On June 15, 1999, the Company acquired the net assets of Advertising On Hold, Inc. for approximately $6.9 million.

     On June 18, 1999, the Company acquired the net assets of CustomTronics Sound for approximately $0.8 million.

     On June 30, 1999, the Company acquired the net assets of Penobscot Broadcasting Corporation for approximately $0.9 million.

     On July 13, 1999 the Company acquired the net assets of LaBov and Beyond for approximately $1.4 million.

     On August 2, 1999, the Company acquired the net assets of Please Hold for approximately $ 3.5 million.

     On August 18, 1999, the Company acquired the stock of Broadcast International, LLC for approximately $4.7 million.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The following presents the unaudited pro forma results of the Parent for the nine months ended September 30, 1999, as if the acquisition and financings discussed above occurred on January 1, 1999. These unaudited pro forma results are not necessarily indicative of the results that will occur in future interim periods (in thousands).


                           Revenues................               $115,635
                                                                  =========

                           Loss from operations....                ($1,610)
                                                                  =========

                           Net loss................               ($26,267)
                                                                  =========


5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                     USEFUL
                                                      LIFE       SEPTEMBER 30,       DECEMBER 31,
                                                     (YEARS)         1999                1998
                                                     --------    -------------       -------------
                                                                  (UNAUDITED)
            Equipment provided to subscribers.....     4-6    $       80,129          $ 16,186
            Other.................................     3-35           17,025             2,113
                                                                --------------       ------------
                                                                      97,154            18,299
            Less accumulated depreciation.........                   (11,833)             (800)
                                                                --------------       ------------
                                                                    $ 85,321          $ 17,499
                                                                ==============       ============

     Depreciation expense approximated $11.0 million and $5.7 million for the nine months and quarter ended September 30, 1999, respectively.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.   INTANGIBLE ASSETS

          Intangible assets consists of the following (in thousands):

                                                   USEFUL
                                                    LIFE   SEPTEMBER 30,    DECEMBER 31,
                                                   (YEARS)    1999             1998
                                                   ------- ------------     ------------
                                                          (UNAUDITED)
            Goodwill..........................       20        $119,823    $ 15,112
            Income producing contracts........      8-14        119,704      34,810
            License agreements................       20           5,082         --
            Trademarks........................        5          14,866         --
            Non-compete agreements............       2-7          7,946         --
            Other.............................      5-20         17,373         --
                                                                -------    --------
                                                                284,794      49,922
            Less accumulated amortization.....                 (13,450)        (883)
                                                               --------    --------

                                                               $271,344    $ 49,039
                                                               ========    ========

     Amortization expense was $12.6 million and $5.6 million for the nine months ended and quarter ended September 30, 1999, respectively.


7.   DEBT

     In March 1999, the Company entered into a new senior credit facility ("Senior Credit Facility"), which provides for a $30.0 million term loan facility ( "Term Loan A") which matures on December 31, 2005, a $105.0 term loan facility ("Term Loan B") which matures on December 31, 2006, and for a $35.0 million Revolving Credit Facility. The Term Loans are required to be paid in semi-annual installments on June 30 and December 31 of each year beginning on June 30, 2000. The Revolving Loan must be repaid on or before December 31, 2005. The obligations of the Company under the Senior Credit Facility are guaranteed by each of the Company's future domestic subsidiaries. Interest accrues at the Company's election at a rate based on either (a) the Base Rate (as described in the Senior Credit Facilities Agreement) or b) Libor (as defined in the Senior Credit Facilities Agreement) plus in either case, the applicable margin. The applicable borrowing margin under Term Loans and Revolving Loans range from 1% to 3.5%. Commitment fees range from .375% to .0625%.

On March 18, 1999, the Parent together with its wholly owned subsidiary, Muzak Holdings Finance Corp., co-issued $75.0 million in principal amount at maturity, or $39,996,375 in accreted value on the issue date, of 13% Senior Discount Notes due 2010.

On March 18, 1999, the Company together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $115.0 million in principal amount of Senior Subordinated Notes ("Subordinated Notes").

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interest on the Subordinated Notes accrues at a rate of 9.875% per annum. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Subordinated Notes will mature on March 15, 2009.

     In July 1999, the Company amended its Senior Credit Facility, which resulted in an increase in the borrowings under Term Loan B by $30.0 million. In addition, the Company may request lenders to commit to additional loans of up to $50.0 million under a second revolving facility prior to December 31, 2000 if the Company meets certain covenants.

     In July 1999, the Company executed a note agreement with a related party for $3.0 million. Interest on this note accrues at a rate of 15% per annum, and is payable, together with the principal on June 30, 2007.




     Debt obligations consist of the following (in thousands):

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                      1999              1998
                                                      -------           ----
                                                    (UNAUDITED)
            Line of credit--revolving facility..    $    16,500      $     --
            Senior credit facility.............         165,000            --
            Senior subordinated notes..........         115,000            --
            Senior discount notes..............          42,874            --
            Other..............................           6,408        42,703
                                                     ----------      --------

                      Total debt obligations...         345,782        42,703
            Less current portion...............          (2,429)      (42,217)
                                                    -----------      --------
                                                     $  343,353      $    486
                                                     ==========      ========


       Annual maturities of debt obligations are as follows (in thousands):


                           1999......... $     18,929
                           2000.........        4,221
                           2001.........        5,250
                           2002.........        6,739
                           2003.........        7,350
                           Thereafter...      303,293

8. MEMBERS' INTEREST
        Preferred Units
        No preferred units have been issued or authorized as of September 30, 1999. The Company's Board of Members is authorized, subject to limitations prescribed by law, to provide for the issuance of such preferred units and to fix the relative rights, obligations, preferences and limitations of the preferred units.

        Class B-5 Units
        In March 1999, the Company authorized Class B-5 units, none of which were issued or outstanding as of September 30, 1999.

9. MUZAK HOLDINGS FINANCE CORP.
        Muzak Holdings Finance Corp had no operating activities during the nine months ended September 30, 1999.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.   SUBSEQUENT EVENTS (UNAUDITED)

     In October 1999, the Company acquired all of the net assets of Midwest Systems Inc. for approximately $10.3 million.

     In October 1999, the Company amended its Senior Credit Facility, which resulted in an increase in the amount a related party can loan the Company from $10.8 million to $30.0 million. In additional, this amendment also provides for an additional high yield bond offering or a preferred stock placement if certain covenants are met by the Company.

     In November 1999, the Company acquired certain net assets of A&D Systems Inc. for approximately $2.9 million.

     In November 1999, the Company entered into a letter of intent to acquire certain net assets of an existing franchisee of the Company for approximately $8.0 million of cash and equity consideration.

The following presents the unaudited pro forma results of the Company for the nine months ended September 30, 1999, as if the acquisitions and financings, included those discussed above in subsequent events, occurred on January 1, 1999. These unaudited pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands).

               Revenues.................................$123,214
                                                        ========
               Loss from operations.....................    (699)
                                                        ========
               Net Loss.................................$(25,398)
                                                        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the registrant's Form S-4 filed with the Securities and Exchange Commission on September 13, 1999.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q or future filings by the Company, as defined below, and Parent, as defined below, with the Securities and Exchange Commission, in the Company's and Parent's press releases or other public communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company and Parent wish to caution readers not to place undo reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including rapid technological change, competitive pricing, concentrations in and dependence on satellite delivery capabilities, and development of new services could affect the Company's and Parent's financial performance and could cause the Company's and Parent's actual results for future periods to differ materially from those anticipated or projected.

The Company and Parent do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

Management's Discussion and Analysis includes a comparison of third quarter 1999 to second quarter 1999 as the Company's operations commenced in October 1998.

                             SELECTED FINANCIAL DATA
                                  (unaudited)

                                             Three months     Three months
                                                Ended             Ended
                                               June 30,       September 30,
                                                 1999             1999
                                             ------------     -------------
Revenues:
     Music and other business services         25,950             28,328
     Equipment and related services             9,568             11,927
                                               ------             ------
                                               35,518             40,255
Cost of revenues:
     Music and other business services          5,637              6,129
     Equipment and related services             7,850              9,259
                                               ------             ------
                                               13,487             15,388

Gross Profit                                   22,031             24,867
                                               ------             ------

Selling, general and administrative expenses   11,883             13,438
Depreciation and amortization expense           9,143             11,255
                                               ------             ------
Income from operations                          1,005                174
Other income                                   (7,931)            (8,878)
     Interest expense                              --                134
                                               ======             ======
Net loss before extraordinary gain
     on the extinguishment of debt             (6,926)            (8,550)

Extraordinary gain on extinguishment
     of debt                                                          --

          Net loss                             (6,926)            (8,550)

REVENUES. Total revenues increased 13.3% for the three month period ended September 30, 1999, as compared to the three month period ended June 30, 1999. This revenue increase was primarily due to strong organic growth combined with the acquisition of competitors' business service accounts and one-time equipment and related service revenues associated with non-acquisition growth.

Music and other business services revenue increased by $2.4 million or 9.2% for the three month period ended September 30, 1999, as compared to the three month period ended June 30, 1999. Equipment and related revenues increased by $2.4 million or 24.7% for the three month period ended September 30, 1999, as compared to the three month period ended June 30, 1999.

GROSS PROFIT. Gross profit increased by $2.8 million or 12.9% for the three month period ended September 30, 1999, as compared to the three month period ended June 30, 1999. Gross profit margins for the three month period ended September 30, 1999 and June 30, 1999, were 61.8% and 62.0%, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased as a percentage of revenues for the three month period ended September 30, 1999, as compared to the three month period ended June 30, 1999. These expenses, as a percentage of revenues, were 33.4% and 33.5% for the three month periods ended September 30, 1999, and June 30, 1999, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $2.1 million for the three month period ended September 30, 1999, as compared to the three month period ended June 30, 1999. The increase for the three month period is primarily due to increased amortization expense related to the acquisition.

OTHER INCOME(EXPENSE). Other income (expense) increased $0.8 or 9.1% for the three month period ended September 30, 1999 as compared to the three month period ended June 30, 1999 due to the increase in borrowings of $30.0 million in July 1999.

NET LOSS. Net loss increased $1.6 million or 29.8% for the three month period ended June 30, 1999 primarily due to the reasons cited above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased from $1.3 million as of December 31, 1998 to $3.4 million as of September 30, 1999. The Company used cash of $5.1 million during the nine months ended September 30, 1999 to fund operations and for net working capital requirements. The Company has expended approximately $16.8 million in the nine months ended September 30, 1999 in investing activities primarily related to equipment provided to subscribers.

In March 1999, the Company entered into a new senior credit facility ("Senior Credit Facility"), which provides for two term loans (the "Term Loans") for $30.0 million and $105.0 million and revolving loans (the "Revolving Loan") for up to $35.0 million. The Term Loans are required to be paid in semi-annual installments on June 30 and December 31 of each year beginning on June 30, 2000. The Revolving Loan must be repaid on or before December 31, 2005. The obligations of the Company under the Senior Credit Facility are guaranteed by each of the Company's future domestic subsidiaries. Interest accrues at the Company's election at a rate based on either (a) the Base Rate (as described in the Senior Credit Facilities Agreement) or (b) Libor (as defined in the Senior Credit Facilities Agreement) plus in either case, the applicable margin. The applicable borrowing margin under Term Loans and Revolving Loans range from 1% to 3.5%. Commitment fees range from .375% to .0625%.

On March 18, 1999, the Company together with its wholly owned subsidiary, Muzak Finance Corp., co-issued 115.0 million in principal amount of Senior Subordinated Notes ("Subordinated Notes"). Interest on the Subordinated Notes accrues at a rate of 9.875% per annum. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year, commencing on September 15, 1999. The Subordinated Notes will mature on March 15, 2009.

In July 1999, the Company amended its Senior Credit Facility, which resulted in an increase in the amount available for borrowings under this facility by $30.0 million. In addition, the Company may request lenders to commit to additional loans of up to $50.0 million under a second revolving facility prior to December 31, 2000 if the Company meets certain covenants.

In July 1999, the Company executed a note agreement with a related party for $3.0 million. Interest on this note accrues at a rate of 15% per annum, and is payable, together with the principal on June 30, 2007.

In October 1999, the Company acquired all of the net assets of Midwest Systems Inc. for approximately $10.3 million.

In October 1999, the Company amended its Senior Credit Facility, which resulted in an increase in the amount a related party can loan the Company from $10.8 million to $30.0 million. In addition, this amendment also provides for an additional high yield bond offering or a preferred sotck placement if certain covenants are met by the Company.

In November 1999, the Company acquired certain net assets of A&D Systems Inc. for approximately $2.9 million.

In November 1999, the Company entered into a letter of intent to acquire certain net assets of an existing franchisee of the Company for approximately $8.0 million of cash and equity consideration.

The Company believes that its cash flows from operations, borrowing availability and cash on hand will be adequate to support currently planned business operations, capital expenditures and debt service requirements at least through December 2000. If the Company engages in one or more material acquisitions, joint ventures or alliances or other major business initiatives requiring significant cash commitments, or incurs unanticipated expenses, additional financing could be required.

Year 2000 Conversion

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

The Company relies on computer technology in many facets of operations, including satellite broadcast systems. If the Company's significant customers or suppliers are not successful in making necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on the Company's operations.

The Company has replaced the primary computer system at headquarters, and believes that it is now substantially year 2000 compliant. The Company has also replaced hardware and software at owned operations and believes that these systems are now year 2000 compliant. The new software is also available to its franchisees. The Company is conducting ongoing reassessments, including testing systems for year 2000 compliance, to confirm that all critical risks have been identified and have been addressed.

Costs related to the year 2000 issue are funded through operating cash flows. The Company estimates that its year 2000 compliance program will cost approximately $1.0 million, of which substantially all has been expended as of September 30, 1999.

While the Company believes all necessary work will be completed in a timely fashion, the Company cannot be certain that all systems will be compliant by the year 2000, or that the systems of other companies and government agencies on which we rely will be compliant.

Since 1997, the Company has been communicating with outside vendors to determine their state of readiness with regard to the year 2000 issue. Based on its assessment to date, the Company has not received any indication from a third party indicating that it expects to experience year 2000 non-compliance of a nature which would have a material impact on the Company. We have received letters assuring year 2000 compliance from our satellite providers, EchoStar and PanAmSat. However, the risk remains that outside vendors or other third parties may not have accurately determined their state of readiness, in which case the Company's results of operations may be impacted. The Company continues to monitor the year 2000 compliance of third parties with which we do business.

The Company believes the most likely worst-case scenarios that may occur with respect to the year 2000 issues have to do with the possible failure of third party systems over which the Company has no control, such as, but not limited to, satellite, power and telephone services. The Company is currently in the process of finalizing its year 2000 contingency plan.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is subject to various proceedings arising in the normal course of business, none of which, individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS

         (a)      Exhibits

            10.12 Second Amendment, Consent and Waiver, dated October 26, 1999 to the Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as Borrower
            27.1  Financial Data Schedule of Muzak Holdings LLC
            27.2  Financial Data Schedule of Muzak Holdings Finance Corp.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                            MUZAK HOLDINGS LLC



                            By:/s/Brad D. Bodenman
                            ---------------------------------
Date:  November 15, 1999    Brad D. Bodenman
                            Chief Financial Officer
                            (Principal Financial
                            Officer and Chief
                            Accounting Officer of Muzak Holdings LLC)


                            MUZAK HOLDINGS FINANCE CORP.


                            By:/s/Brad D. Bodenman
                            ---------------------------------
Date:  November 15, 1999    Brad D. Bodenman
                            Chief Financial Officer
                            (Principal Financial
                            Officer and Chief
                            Accounting Officer of Muzak Holdings Finance Corp.)

EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------
10.12 Second Amendment, Consent and Waiver, dated October 26, 1999 to the Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as Borrower
27.1              Financial Data Schedule of Muzak Holdings LLC
27.2              Financial Data Schedule of Muzak Holdings Finance Corp.