Form 10-Q
period 2000-06-30
MUZAK HOLDINGS LLC; MUZAK HOLDINGS FINANCE CORP
filed 2000-08-14
CIK 1085320, 1085319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           - - - - - - - - - - - - -

                                    FORM 10-Q
                                  - - - - - - -



[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the
         quarterly period ended June 30, 2000.
                                       or

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the
         transition period from _________ to __________.

                                    Commission file number:     333-78571
                                                                333-78571-01
                                                MUZAK HOLDINGS LLC
                                           MUZAK HOLDINGS FINANCE CORP.
                             (Exact Name of Registrants as Specified in their charter)

                               DELAWARE                                    04-3433730
                               DELAWARE                                    04-3433728
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

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes  [ X ]   No  [   ]

Muzak Holdings Finance Corp meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Muzak Holdings Finance Corp had 100 shares of outstanding common stock as of August 14, 2000.


                                               PART I- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                                                     MUZAK HOLDINGS LLC
                                                CONSOLIDATED BALANCE SHEETS
                                                       (in thousands)

                                                                        June 30,               December 31,
                                                                          2000                     1999
                                                                       (unaudited)
                                                                  ----------------------   ---------------------
                              ASSETS
Current assets:
     Cash and cash equivalents..................................              $6,969                $  2,275
     Accounts receivable, net...................................              42,626                  39,203
     Inventory..................................................              10,879                  12,283
     Prepaid expenses and other assets..........................               2,395                   2,304
                                                                           ---------               ---------
         Total current assets...................................              62,869                  56,065
Property and equipment, net.....................................             104,382                  95,050
Intangible assets, net..........................................             328,312                 314,364
Deposit and other assets, net...................................              39,096                  31,836
                                                                           ---------               ---------
         Total assets...........................................            $534,659               $ 497,315
                                                                           =========               =========

                LIABILITIES AND MEMBERS' INTEREST
Current liabilities:
     Revolving credit facility..................................             $34,683                $ 25,000
     Current maturities of long term debt.......................               4,434                   4,197
     Current maturities of other liabilities....................               2,051                   1,394
     Accounts payable...........................................              20,796                  15,123
     Accrued expenses...........................................              18,872                  34,433
     Advance billings...........................................              12,304                  11,171
                                                                           ---------               ---------
         Total current liabilities..............................              93,140                  91,318
Long-term debt..................................................             359,546                 323,131
Related party notes.............................................              30,000                  30,000
Other liabilities...............................................              17,661                   9,798
Commitments and contingencies (Note 9)..........................
Members' interest:
   Class A units................................................              87,493                  70,599
   Class B units................................................               2,822                   2,822
       Accumulated deficit......................................             (56,003)                (30,353)
                                                                           ---------               ---------
         Total members' interest................................              34,312                  43,068
                                                                           ---------               ---------
         Total liabilities and members' interest................            $534,659                $497,315
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


                                                      MUZAK HOLDINGS LLC
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                                        (in thousands)


                                                                  Quarter Ended                      Six Months Ended
                                                       ------------------------------------ -----------------------------------
                                                           June 30,          June 30,           June 30,          June 30,
                                                             2000              1999               2000              1999
                                                       ------------------------------------ ----------------- -----------------

Revenues:
     Music and other business services.................       $ 34,835         $ 26,408          $ 67,094          $ 34,587
     Equipment and related services....................         13,181            9,110            24,617            13,082
                                                              --------         --------          --------          --------

         Total revenues................................         48,016           35,518            91,711            47,669

Cost of revenues:
     Music and other business services.................          8,517            5,861            15,290             7,460
     Equipment and related services....................          9,724            7,627            18,655            10,499
                                                              --------         --------          --------          --------

         Total cost of revenues........................         18,241           13,488            33,945            17,959
                                                              --------         --------          --------          --------

         Gross profit..................................         29,775           22,030            57,766            29,710
                                                              --------         --------          --------          --------

Selling, general and administrative expenses...........         16,268           11,883            30,450            14,830
Depreciation and amortization expense..................         15,535            9,142            29,489            12,339
                                                              --------         --------          --------          --------

         Income (loss) from operations.................         (2,028)           1,005            (2,173)            2,541

Other income (expense):
     Interest expense, net.............................        (11,904)          (7,931)          (22,987)          (10,262)
     Other, net........................................           (437)              --              (430)              (21)
                                                              --------         --------          --------          --------
         Loss before income taxes......................        (14,369)          (6,926)          (25,590)           (7,742)
Income tax provision...................................
                                                                    40               --                60                --

         Net loss......................................       $(14,409)         $(6,926)         $(25,650)          $(7,742)
                                                             =========         ========         =========          ========


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


                                                      MUZAK HOLDINGS LLC
                                    CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' INTEREST
                                                         (Unaudited)
                                               (in thousands, except for units)


                                                                                                               Total
                                               Class A                   Class B            Accumulated      Members'
                                         Units       Dollars        Units       Dollars       Deficit         Equity
                                      ------------------------------------------------------------------------------------

Balance at December 31, 1999..........   70,599      $ 70,599       10,281       $2,822      $ (30,353)       $ 43,068
Issuance of units.....................   13,680        16,894        2,452           --             --          16,894
Net loss .............................       --            --           --           --        (25,650)        (25,650)

Balance at June 30, 2000..............   84,279      $ 87,493       12,733       $2,822       $(56,003)       $ 34,312
                                        =======      ========      =======       ======       ========        ========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.


                                                       MUZAK HOLDINGS LLC
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                         (in thousands)

                                                                               Quarter Ended              Six Months Ended
                                                                         ---------------------------  -------------------------
                                                                           June 30,     June 30,      June 30,      June 30,
                                                                             2000         1999          2000          1999
                                                                         --------------------------  --------------------------

CASH FLOW FROM OPERATING ACTIVITIES
Net loss.................................................................     $(14,409)  $ (6,926)      $(25,650)      $(7,742)
Adjustments to derive cash flow from continuing operating activities:
Deferred income tax expense..............................................           --         --             15            --
Depreciation and amortization............................................       15,535      9,142         29,489        12,339
Amortization of senior discount notes....................................        1,519      1,336          2,890         1,542
Amortization of deferred financing fees..................................          546        407            911           420
Deferred subscriber acquisition costs....................................       (3,047)    (1,302)        (6,123)       (1,435)
Unearned installment income..............................................         (110)        --           (172)           --
Net change in certain assets and liabilities, net of business acquisitions
   Increase in accounts receivable.......................................       (3,942)    (3,973)        (3,171)       (4,337)
   Decrease (increase) in inventory .....................................          (93)       580          1,194           373
   Increase (decrease) in accrued interest...............................        1,070      6,416           (418)        7,654
   Increase (decrease) in accounts payable ..............................        5,229     (6,171)         5,673        (6,287)
   Decrease in accrued expenses..........................................       (1,220)    (2,769)        (9,033)       (1,072)
   Increase  in advance billings.........................................          399      1,568          1,133         1,111
   Other, net............................................................          278        911            175         1,622
                                                                               -------    -------        -------      --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.................        1,755       (781)        (3,087)        4,188
                                                                               -------    -------        -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash................................................         (962)    (9,404)       (34,198)     (271,913)
Capital expenditures.....................................................       (9,970)    (5,317)       (20,070)       (8,022)
                                                                               -------    -------        -------      --------
     NET CASH USED IN INVESTING ACTIVITIES...............................      (10,932)   (14,721)       (54,268)     (279,935)
                                                                               -------    -------        -------      --------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior subordinated notes......................           --         --             --       115,000
Proceeds from issuance of senior credit facility.........................           --         --             --       135,000
Proceeds from issuance of senior discount notes..........................           --                                  39,996
Repayments of senior credit facility.....................................       (1,800)        --         (1,800)           --
Net borrowings on revolver...............................................        9,991     16,000          9,683        19,400
Proceeds from issuance of floating rate notes............................           --         --         36,000            --
Proceeds from interest rate swap.........................................           --         --          4,364            --
Proceeds from contributions by Parent....................................        5,000         --         15,636        23,303
Repayment of notes payable to related party..............................           --         --             --       (41,683)
Repayments of capital lease obligations and other debt...................         (415)      (253)        (1,086)         (817)
Payment of fees associated with the financing............................           --         --           (748)      (13,463)
                                                                               -------    -------        -------      --------
     NET CASH PROVIDED BY FINANCING ACTIVITES............................       12,776     15,747         62,049       276,736
                                                                               -------    -------        -------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS................................        3,599        245          4,694           989

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................        3,370      2,037          2,275         1,293

CASH AND CASH EQUIVALENTS, END OF  PERIOD................................      $ 6,969    $ 2,282        $ 6,969       $ 2,282
                                                                               =======    =======        =======       =======

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         Muzak Holdings LLC, together with its subsidiaries, ("the Company"), formerly known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of Delaware. Muzak LLC, a wholly owned subsidiary of the Company, owns and operates franchisees. Muzak LLC began its operations on October 7, 1998, with the acquisition of the independent franchisees in the Baltimore, Charlotte, Hillsborough, Kansas City, St. Louis, Jacksonville, Phoenix, and Fresno areas from Audio Communications Network, Inc. (the "Predecessor Company"). On March 18, 1999, Muzak Limited Partnership ("Old Muzak") merged with and into Audio Communications Network, LLC ("ACN"). At the time of the merger, ACN changed its name to Muzak LLC.

         As of June 30, 2000, ABRY Partners, LLC and its respective affiliates collectively own approximately 67% of the beneficial interests in the Company's voting interests.

         The Company derives the majority of its revenues from the sale of business music products. The core products are Audio Architecture and Audio Marketing. In addition, the Company produces a complementary product, Video Imaging. The Company produces its Video Imaging product through an arrangement with an outside vendor. These revenues are generated by clients, who pay monthly subscription fees under noncancelable five-year contracts.

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


2.  BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Muzak LLC, Muzak Capital Corporation, Muzak Holdings Finance Corporation, Muzak Finance Corporation, Business Sound Inc., Electro Systems Corporation, BI Acquisition LLC, MLP Environmental Music LLC, Audio Environments Inc., Background Music Broadcasters Inc., Telephone Audio Productions Inc., Vortex Sound Communications Company Inc., Music Incorporated, and Muzak Houston, Inc. All significant intercompany items have been eliminated in consolidation.

         Pursuant to the rules and regulations of the Securities and Exchange Commission on Form 10-Q, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Muzak Holdings LLC Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         The financial statements as of June 30, 2000 and June 30, 1999 and for the three and six month periods then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments except for the acquisitions described in
Note 3) necessary for a fair statement of the financial information included herein in accordance with Generally Accepted Accounting Principles. Results of operations for interim periods are not necessarily indicative of results for the full year.

                               MUZAK HOLDINGS LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  ACQUISITIONS
         As discussed in Note 1, on March 18, 1999 Old Muzak merged with and into ACN. Under the terms of the agreement, the Company paid total consideration of $274.2 million, which is comprised of the following: $125.5 million cash consideration, $114.9 million consideration in the tender offer and consent solicitation for the 10% Senior Notes due 2003 of Old Muzak, $15.9 million for debt repayment of Old Muzak outstanding obligations, and $17.9 million of other assumed obligations. In addition, at the time of the merger, the Company repaid $41.7 million borrowed from ABRY Broadcast Partners by ACN in October 1998 in connection with the acquisition of the Company's independent franchisees from the Predecessor Company and converted $0.7 million into voting units of the Company.

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

    The Company made twenty-one acquisitions between the merger on March 18, 1999 and June 30, 2000. The table below provides information regarding these acquisitions (in millions, except for number of Company units).


                        Purchase               Acquired Assets                     Acquired         Acquired
Date                    Price (1)                 Or Stock                         Business         Markets
----------------------- ---------- ---------------------------------------- ----------------------- ------------------------

March 18,1999           $18.1 (2)  Net assets of Capstar Broadcasting       Independent franchisee  Georgia, Florida
                                   Corporation's independent franchisee
April 1, 1999           $0.2       Net assets of Custom On Hold Services    Audio Marketing         Washington
                                   Inc
May 1,1999              $3.2 (3)   Net assets of Capstar Broadcasting       Independent franchisee  Nebraska
                                   Corporation's independent franchisee
June 1, 1999            $6.9       Net assets of Advertising on Hold, Inc   Audio Marketing         Florida, Georgia, North
                                                                                                    Carolina
July 1, 1999            $0.8       Net assets of CustomTronics Sound        Business Music          California
July 1, 1999            $0.9       Net assets of Penobscot Broadcasting     Independent             Maine
                                   Corporation                              franchisee
July 26, 1999           $1.3       Net assets of LaBov and Beyond, Inc      Audio Marketing         Indiana
August 1, 1999          $3.5       Net assets of US West Communications     Audio Marketing         National
                                   Services, Inc's Please Hold Promotions
September 1, 1999       $4.7       Stock of Broadcast International, Inc    Business Music          National
October 1, 1999         $10.3      Net assets of Midwest Systems and        Business Music          Illinois, Indiana, Ohio,
                                   Services, Inc                                                    West Virginia
November 1, 1999        $2.9       Net assets of A & D Music, Inc           Independent franchisee  Oregon
November 1, 1999        $7.9 (4)   Stock of  Audio Environment, Inc and     Independent             California
                                   Background Music Broadcasters Inc        franchisee
December 1, 1999        $13.2 (5)  Net assets of MountainWest Audio, Inc    Independent             Utah, Idaho, Washington
                                                                            franchisee

                             MUZAK HOLDINGS LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Acquisitions (Continued)

                        Purchase               Acquired Assets                       Acquired         Acquired
Date                    Price (1)                 Or Stock                           Business         Markets
----------------------- ---------- ----------------------------------------   ----------------------- ------------------------

February 2, 2000        $0.4       Net assets of Quincy Broadcasting Company  Independent franchisee  Illinois
February 2, 2000        $0.9       Net assets of General Communications       Audio Marketing         Indiana, Georgia,
                                   Corporation ("On Hold America")                                    Florida, Ohio
February 2, 2000        $0.4       Net assets of Texas Sound Co. Ltd          Business Music          Texas
February 24, 2000       $3.7       Stock of Telephone Audio Productions,      Audio Marketing         National
                                   Inc.
March 24, 2000          $9.2 (6)   Stock of Vortex Sound Communications       Independent franchisee  District of Columbia
                                   Company, Inc.
March 31, 2000          $1.6       Net assets of Dynamic Sound                Independent franchisee  Nevada, California
March 31, 2000          $8.3       Stock of Muzak Houston, Inc.               Independent franchisee  Texas
April 11, 2000          $1.0       Net Assets of Audio Plus, Inc.             Independent franchisee  Ohio

(1)  The purchase price does not include transaction costs.
(2)  Total purchase price included 13,535 Class A units.
(3)  Total purchase price included 2,385 Class A units.
(4)  Total purchase price included 100 Class A units.
(5) The Company paid $3.1 million of the purchase price of Mountain West Audio, Inc. as of December 31, 1999. In February 2000, the Company paid the remaining purchase price, which included 456 Class A units.
(6)  Total purchase price included 802 Class A units.


         The results of operations of the acquired companies are included in the Company's consolidated statement of operations for the periods in which they were owned by the Company.

         The acquisitions were accounted for under the purchase method of accounting. Accordingly, the consideration was allocated to the net assets acquired based on the fair market values at the date of acquisition. The excess of purchase price for each acquisition over the estimated fair value of the tangible and identifiable intangible assets acquired approximated $10.3 million and $127.9 million for the six months ended June 30, 2000 and the year ended December 31, 1999, respectively and is being amortized over a period of twenty years on a straight-line basis.

         The following presents the unaudited pro forma results assuming that the acquisitions discussed above had occurred as of the beginning of fiscal 2000 and 1999. These pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands).

                                                  Quarter Ended                      Six Months Ended
                                         June 30, 2000     June 30, 1999       June 30, 2000      June 30, 1999
                                      ------------------ -----------------   ----------------- -------------------
                                                   (Unaudited)                          (Unaudited)
Revenues..................................   $48,029           $43,384             $93,779           $86,941
Income (Loss) from operations.............    (2,025)            1,213              (1,843)             (651)
Net loss..................................   (14,410)           (9,424)            (25,899)          (19,523)

                               MUZAK HOLDINGS LLC
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                   Useful        June 30,          December 31,
                                                                    Life           2000                1999
                                                                   (years)     (Unaudited)
                                                                 ---------- ------------------- -------------------
   Equipment provided to subscribers..........................       4-6            $  87,405           $  72,598
   Capitalized installation labor.............................        5                23,895              18,270
   Other......................................................      3-30               25,355              22,606
                                                                                    ---------           ---------
                                                                                      136,655             113,474
   Less accumulated depreciation..............................                        (32,273)            (18,424)
                                                                                    ---------           ---------
                                                                                    $ 104,382           $  95,050
                                                                                    =========           =========

Depreciation expense was $7.4 million and $14.0 million for the quarter and six months ended June 30, 2000, respectively, and $3.8 million and $5.3 million for the quarter and six months ended June 30, 1999, respectively.


5.  INTANGIBLE ASSETS

Intangible assets consists of the following (in thousands):

                                                                  Useful         June 30,          December 31,
                                                                   Life            2000                1999
                                                                  (years)      (Unaudited)
                                                                 ---------- ------------------- -------------------
   Goodwill.................................................         20             $ 153,385           $ 143,094
   Income producing contracts...............................        8-14              148,624             136,184
   License agreements.......................................         20                 5,082               5,082
   Trademarks...............................................          5                14,895              14,866
   Non-compete agreements...................................         2-7               22,285              16,401
   Other....................................................        5-20               19,233              18,430
                                                                                   ----------           ---------
                                                                                      363,504             334,057
   Less accumulated amortization............................                          (35,192)            (19,693)
                                                                                   ----------           ---------
                                                                                    $ 328,312           $ 314,364
                                                                                   ==========           =========

Amortization expense was $8.1 million and $15.5 million for the quarter and six months ended June 30, 2000, respectively, and $5.3 million and $7.0 million for the quarter and six months ended June 30, 1999, respectively.

                               MUZAK HOLDINGS LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  DEBT

     Debt obligations consist of the following (in thousands):

                                                                          June 30,              December 31,
                                                                            2000                    1999
                                                                         (Unaudited)
                                                                      ------------------    ---------------------
   Revolving loan- Senior Credit facility........................            $  34,683                $  25,000
                                                                             =========                =========
   Related Party Notes...........................................               30,000                   30,000
                                                                             =========                =========


   Long term debt:
     Senior Credit Facility......................................              163,200                  165,000
     Senior Notes................................................              115,000                  115,000
     Senior Discount Notes.......................................               47,104                   44,214
     Floating Rate Notes.........................................               36,000                     --
     Other.......................................................                2,676                    3,114
                                                                             ---------                ---------
   Total debt obligations........................................              363,980                  327,328
   Less current maturities.......................................               (4,434)                  (4,197)
                                                                             ---------                ---------
                                                                             $ 359,546                $ 323,131
                                                                             =========                =========

Senior Credit Facility

         In August 2000, Muzak LLC amended the Senior Credit Facility as follows: (i) increased the additional secured indebtedness permitted from $2.5 million to $9.0 million and decreased the additional unsecured indebtedness permitted from $5.0 million to $1.0 million (ii) amended the interest coverage ratio for the quarters ended June 30, 2000, September 30, 2000, and December 31, 2000 from the present level of 1.80x to 1.65x and (iii) increased the total capital expenditures permitted for fiscal 2000 from $32.0 million to $38.0 million. As a result of the renegotiated EchoStar Satellite Corporation ("EchoStar") agreement (see Note 10), the Company was in violation of certain debt covenants and has obtained waivers.

Senior Notes
         On March 18, 1999, Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes ("Senior Notes") which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance and are subordinated in right of payment to all existing and future Senior Indebtedness of Muzak LLC and Muzak Finance. The Senior Notes are guaranteed by the Company, MLP Environmental Music LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Telephone Audio Productions, Inc., Muzak Capital Corporation, Muzak Houston, Inc., Music Incorporated, and Vortex Sound Communications Company, Inc. The indenture governing the Senior Notes prohibits Muzak LLC and its subsidiaries from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met.

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

Floating Rate Notes

         In January 2000, Muzak LLC entered into an indenture for up to $50.0 million Senior Subordinated Floating Rate Notes (the "Floating Rate Notes"). The Floating Rate Notes were available for drawdowns until July 31, 2000. Commitments on all amounts undrawn under the Floating Rate Notes by July 31, 2000 expired and are ineligible for future drawdowns. The Floating Rate Notes would have been redeemed at 100% if redeemed before July 31, 2000 and may be redeemed at 101.50% if redeemed August 1, 2000 through October 31, 2000. If the Company does not redeem the Floating Rate Notes by November 1, 2000, the Floating Rate Notes will automatically convert into fixed-rate permanent notes due March 2009. Proceeds from the Floating Rate Notes were used to fund acquisitions. As of June 30, 2000, Muzak LLC had $36.0 million outstanding under the Floating Rate Notes.

         Indebtedness under the Floating Rate Notes bears interest at a rate equal to 3 month LIBOR plus a margin of 5.0% for the period from January 2000 through July 31, 2000, at a rate of 3 month LIBOR plus a margin of 7.5% for the period from August 1, 2000 through October 31, 2000, and at a fixed rate based on the greater of: (i) 3 month LIBOR plus a margin of 7.5%; and (ii) the yield on the Company's 9.875% Senior Subordinated Notes due 2009 at time of conversion plus a margin of 2.5% after October 31, 2000. Interest on the Floating Rate Notes is subject to a maximum annual cash rate of 14% and a maximum total annual interest rate of 16%, with any interest in excess of 14% payable in-kind in additional amounts of the Floating Rate Notes.

                               MUZAK HOLDINGS LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  Debt (Continued)

Related Party Notes

         From July 1, 1999 through November 24, 1999, the Company borrowed an aggregate amount of $30.0 million, from MEM Holdings LLC in the form of 15% Junior Subordinated Unsecured Notes (the "ABRY Notes"). MEM Holdings is a Company that owns 67% of the voting interests in the Company. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

Interest Rate Protection Programs

         During April 1999, Muzak LLC entered into a four-year interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 5.59% fixed rate debt. This agreement was modified on January 28, 2000 resulting in an increase to 7.042% fixed rate debt and a termination date of April 2002. The proceeds of $4.4 million from the modification are being recorded as an adjustment to interest expense over the remaining life of the swap agreement.

         This agreement is designated as a hedge of interest rates, and the differential to be paid or received on the swap is accrued as an adjustment to interest expense as interest rates change. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement. However, the Company does not anticipate nonperformance by the counterparty. During the quarter and six months ended June 30, 2000, this agreement resulted in an increase to interest expense of approximately $0.2 million and $0.4 million, respectively.

Annual Maturities of Debt

Annual maturities of debt obligations are as follows (in thousands):

   2000..........................................   $    1,844
   2001..........................................        5,181
   2002..........................................        6,680
   2003..........................................        7,761
   2004..........................................       26,344
Thereafter.......................................    $ 316,170

         Total interest paid by the Company on all indebtedness was $6.8 million and $17.8 million for the quarter and six months ended June 30, 2000, respectively and $1.3 million and $2.4 million for the quarter and six months ended June 30, 1999, respectively. Accrued interest payable was $6.8 million and $7.2 million as of June 30, 2000 and December 31, 1999 respectively.


7.  RELATED PARTY TRANSACTIONS

         The Company has a Management Agreement with ABRY Partners which provides that the Company will pay a management fee as defined in the Management Agreement. There were no fees incurred under the agreement during the quarters ended June 30, 2000 and June 30, 1999. Either the Company or ABRY Partners, with the approval of the Board of Directors of the Parent, may terminate the Management Agreement by prior written notice to the other.

         During fiscal 1999, Muzak LLC borrowed $30.0 million from MEM Holdings under junior subordinated notes.

8.  MUZAK HOLDINGS FINANCE CORP.

         Muzak Holdings Finance Corp. had no operating activities during the quarters and six months ended June 30, 2000 and June 30, 1999.

                               MUZAK HOLDINGS LLC
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Other Commitments
         As of June 30, 2000, the Company has approximately $2.2 million in outstanding capital expenditure commitments. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings for periods ranging from 2 years to 10 years.


10.  SUBSEQUENT EVENTS

         The Company concluded its recent negotiations with EchoStar in August 2000. Pursuant to the terms of the parties' new agreement, EchoStar no longer has a unilateral right to cancel the distribution of the Company's programs that customers receive via the EchoStar system. EchoStar is now obligated to distribute 60 music programs on behalf of Muzak for the entire term of the agreement. Such agreement with EchoStar is scheduled to end in approximately 2010. In order to secure this long-term supply agreement with EchoStar, the Company recorded a $1.6 million charge to costs of music and business services revenue during the second quarter of 2000. As adjusted to reflect the economic impact of the renegotiation as if entered into on January 1, 2000, the gross profit reduction for the quarter ended June 30, 2000 would have been $0.8 million, rather than $1.6 million. Additionally, the new agreement will decrease the Company's future residential revenues by establishing a sales discount to EchoStar in connection with the broadcast of the Company's music programming to residential customers. All other terms of the EchoStar agreement remain substantially the same.


         In July 2000, the Company received an equity contribution of $10.0 million from its members. The proceeds of the equity contribution will be used for general corporate purposes.

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

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q include industry-based factors such as the level of competition in the business music industry, changes in consumer preference, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, as well as factors more specific to the Company such as the substantial leverage of the Company, limitations imposed by the Company's debt facilities, and changes made in connection with the integration of operations acquired by the Company. For a discussion of certain of these and important other factors which may affect the Company's operations, products and markets, see the Company's Securities and Exchange Filings, including without limitation "Business" in the Company's Form 10-K for the fiscal year ended December 31, 1999 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K, in the Company's report on Form 10-Q for the fiscal quarter ended March 30, 2000 and above in this Form 10-Q and also see the Company's other filings with the Securities and Exchange Commission.

General

         The Company is the leading provider of business music programming in the United States based on market share. Together with its independent franchisees, the Company serves an installed base of approximately 300,000 business locations nationwide. The Company and its independent franchisees also sell, install and maintain electronic equipment related to the Company's business.

         The Company, formerly known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of Delaware. Audio Communications Network LLC ("ACN") began its operations on October 7, 1998, with the acquisition of the independent franchisees in the Baltimore, Charlotte, Hillsborough, Kansas City, St. Louis, Jacksonville, Phoenix, and Fresno areas from Audio Communications Network, Inc. (the "Predecessor Company") for $66.8 million. On March 18, 1999, Muzak Limited Partnership ("Old Muzak") merged with and into ACN. At the time of the merger, ACN changed its name to Muzak LLC. Under the terms of the agreement, the Company paid total consideration of $274.2 million, which consisted of the following: $125.5 million cash consideration, $114.9 million consideration in the tender offer and consent solicitation for the 10% Senior Notes due 2003 of Old Muzak, $15.9 million for debt repayment of Old Muzak outstanding obligations and assumed $17.9 million of other obligations. In addition, at the time of the merger, the Company repaid $41.7 million borrowed from ABRY Broadcast Partners by ACN in October 1998 in connection with the acquisition of the Company's independent franchisees from the Predecessor Company and converted $0.7 million into Class A units. Since the merger, the Company has acquired twenty-one businesses for total consideration of $99.4 million, which included 17,287 Class A units of the Company.

     In 1999, prior to the merger, the Company made the following acquisitions:

     On January 15, 1999, the Company acquired all of the outstanding stock of Business Sound Inc. for approximately $4.1 million, which included 3,661 Class A units of the Company. Business Sound was the Company's independent franchisee for the New Orleans, Louisiana and Mobile, Alabama areas.

     On February 24, 1999, the Company acquired all of the outstanding stock of Electro Systems for approximately $0.7 million, which included 650 Class A units of the Company, and assumed certain non-recourse debt of $2.4 million. Electro Systems was the Company's independent franchisee located in Panama City, Florida.

                               MUZAK HOLDINGS LLC

    The Company made twenty-one acquisitions between the merger on March 18, 1999 and June 30, 2000. The table below provides information regarding these acquisitions (in millions, except for number of units).

                          Purchase               Acquired Assets                     Acquired          Acquired
Date                      Price (1)                 Or Stock                         Business          Markets
------------------------- ---------- ---------------------------------------- ------------------------ -----------------------

March 18,1999             $18.1 (2)  Net assets of Capstar Broadcasting       Independent franchisee   Georgia, Florida
                                     Corporation's independent franchisee
April 1, 1999             $0.2       Net assets of Custom On Hold Services    Audio Marketing          Washington
                                     Inc.
May 1,1999                $3.2 (3)   Net assets of Capstar Broadcasting       Independent franchisee   Nebraska
                                     Corporation's independent franchisee
June 1, 1999              $6.9       Net assets of Advertising on Hold, Inc.  Audio Marketing          Florida, Georgia, North
                                                                                                       Carolina
July 1, 1999              $0.8       Net assets of CustomTronics Sound        Business Music           California
July 1, 1999              $0.9       Net assets of Penobscot Broadcasting     Independent  franchisee  Maine
                                     Corporation
July 26, 1999             $1.3       Net assets of LaBov and Beyond, Inc.     Audio Marketing          Indiana
August 1, 1999            $3.5       Net assets of US West Communications     Audio Marketing          National
                                     Services, Inc.'s Please Hold Promotions
September 1, 1999         $4.7       Stock of Broadcast International, Inc.   Business Music           National
October 1, 1999           $10.3      Net assets of Midwest Systems and        Business Music           Illinois, Indiana,
                                     Services, Inc.                                                    Ohio,
                                                                                                       West Virginia
November 1, 1999          $2.9       Net assets of A & D Music, Inc.          Independent franchisee   Oregon
November 1, 1999          $7.9 (4)   Stock of  Audio Environment, Inc. and    Independent  franchisee  California
                                     Background Music Broadcasters Inc.
December 1, 1999          $13.2 (5)  Net assets of MountainWest Audio, Inc.   Independent  franchisee  Utah, Idaho, Washington
February 2, 2000          $0.4       Net assets of Quincy Broadcasting        Independent franchisee   Illinois
                                     Company
February 2, 2000          $0.9       Net assets of General Communications     Audio Marketing          Indiana, Georgia,
                                     Corporation ("On Hold America")                                   Florida, Ohio
February 2, 2000          $0.4       Net assets of Texas Sound Co. Ltd        Business Music           Texas
February 24, 2000         $3.7       Stock of Telephone Audio Productions,    Audio Marketing          National
                                     Inc.
March 24, 2000            $9.2 (6)   Stock of Vortex Sound Communications     Independent franchisee   District of Columbia
                                     Company, Inc.
March 31, 2000            $1.6       Net assets of Dynamic Sound              Independent franchisee   Nevada, California
March 31, 2000            $8.3       Stock of Muzak Houston, Inc.             Independent franchisee   Texas
April 11, 2000            $1.0       Net assets of Audio Plus, Inc.           Independent franchisee   Ohio

(1) The purchase price does not include transaction costs.
(2) Total purchase price included 13,535 Class A units.
(3) Total purchase price included 2,385 Class A units.
(4) Total purchase price included 100 Class A units.
(5) The Company paid $3.1 million of the purchase price of Mountain West Audio, Inc. as of December 31, 1999. In February 2000, the Company paid the remaining purchase price, which included 456 Class A units of the Company.
(6) Total purchase price included 802 Class A units of the Company.

                               MUZAK HOLDINGS LLC

Recent Developments

EchoStar

         The Company concluded its recent negotiations with EchoStar Satellite Corporation ("EchoStar") in August 2000. Pursuant to the terms of the parties' new agreement, EchoStar no longer has a unilateral right to cancel the distribution of the Company's programs that customers receive via the EchoStar system. EchoStar is now obligated to distribute 60 music programs on behalf of Muzak for the entire term of the agreement. Such agreement with EchoStar is scheduled to end in approximately 2010. In order to secure this long-term supply agreement with EchoStar, the Company recorded a $1.6 million charge to costs of music and business services revenue during the second quarter of 2000. As adjusted to reflect the economic impact of the EchoStar renegotiation as if entered into on January 1, 2000, the gross profit reduction for the quarter ended June 30, 2000 would have been $0.8 million, rather than $1.6 million. Additionally, the new agreement will decrease the Company's future residential revenues by establishing a sales discount to EchoStar in connection with the broadcast of the Company's music programming to residential customers. All other terms of the EchoStar agreement remain substantially the same.

Equity Infusions

         In July, June, and February 2000, the Company received equity contributions of $10.0 million, $5.0 million, and $10.6 million, respectively from its members. The proceeds of the equity contributions were used to make repayments on the Senior Credit Facility (as defined below) and for general corporate purposes.

Revenues and Expenses

         The Company derives the majority of its music and other business services revenues from the sale of business music products. The core products are Audio Architecture and Audio Marketing. In addition, the Company offers a complementary product, Video Imaging. The Company's Video Imaging product is produced through an arrangement with an outside vendor. These revenues are generated by clients, who pay monthly subscription fees under noncancelable five-year contracts.

         The Company also derives equipment and related services revenues from the sale and lease of audio system-related products, principally sound systems and intercoms, to business music clients and other clients. In addition, the Company sells electronic equipment, such as proprietary tape playback equipment and other audio and video equipment to franchisees to support the sale of business music services. Installation, service and repair revenues consist principally of revenues from the installation of sound systems and other equipment that is not expressly part of a business music contract, such as paging, security and drive-through systems. These revenues also include revenue from the installation, service and repair of equipment installed under a business music contract. Music contract installation revenues are deferred and recognized over the term of the respective contracts.

                               MUZAK HOLDINGS LLC

         The cost of revenues for music and other business services consists primarily of broadcast delivery, programming and licensing associated with providing music and other business programming to a client or a franchisee. The cost of revenues for equipment and related services represents the purchase cost plus handling, shipping and warranty expenses. The cost of revenues for installation, service and repair consists primarily of service and repair labor and labor for installation that is not associated with new client locations. Installation costs associated with new client locations are capitalized and charged to depreciation expense over the estimated life of the clients' contract.

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

         Selling, general and administrative expenses include salaries, benefits, commissions, travel, marketing materials, training and occupancy costs associated with staffing and operating sales offices. These expenses also include personnel and other costs in connection with the Company's headquarters functions. Sales commissions are capitalized and charged as selling, general and administrative expense over the typical contract term of five years. If a client contract is terminated early, the unamortized sales commission is typically recovered from the salesperson.

Results of Operations

         The Company has provided a comparison of the quarter ended June 30, 2000 to the prior year period. However, the Company did not compare the results for the six months ended June 30, 2000 to the prior year period as the prior year period does not include a full six months of operations of the Company subsequent to the merger of Old Muzak and ACN, which occurred on March 18, 1999.

Revenues. Total revenues for the second quarter of 2000 increased 35.2% to $48.0 million, up $12.5 million from the second quarter of 1999. Excluding the impact of acquisitions consummated subsequent to the second quarter of 1999, total revenues would have increased 11.3% to $39.5 million, up $4.0 million from the second quarter of 1999. Acquisitions completed subsequent to the second quarter of 1999 contributed $8.5 million of total revenue in the second quarter of 2000. The 11.3% increase is attributable to strong growth in both audio marketing and audio architecture products.

                               MUZAK HOLDINGS LLC

Gross Profit. For both the second quarter of 2000 and 1999, gross profit margin was approximately 62.0%. Gross profit increased $7.7 million or 35.2% for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. Excluding the impact of acquisitions consummated subsequent to the second quarter of 1999 as well as the economic impact of the renegotiated EchoStar agreement as if entered into on January 1, 2000, gross profit would have increased $3.1 million or 14.2% in the second quarter of 2000 as compared to the second quarter of 1999. Acquisitions completed subsequent to the second quarter of 1999 contributed $5.4 million of gross profit in the second quarter of 2000. The economic impact of the renegotiated EchoStar agreement as if entered into on January 1, 2000 would have been an increase of $0.8 million to gross profit in the second quarter of 2000.

Selling, general and administrative expenses. Selling, general, and administrative expenses for the quarter ended June 30, 2000 increased $4.4 million, or 36.9% as compared to the quarter ended June 30, 1999. These expenses, as a percentage of revenues, were 33.9% and 33.5% for the second quarter of 2000 and 1999, respectively.

Depreciation and amortization expenses. Depreciation and amortization expense increased to $15.5 million in the second quarter of 2000, up $6.4 million from the comparable 1999 period. This increase is due to the acquisition of competitors' and independent franchisees business music contracts as well as the additional capital investment associated with the growth in new subscriber locations.

Interest expense. Interest expense, net of interest income, increased to $11.9 million in the second quarter of 2000, up 50.1% from the comparable 1999 period. The increase is due to the overall increase in debt levels, as well as an increase in interest rates.

Income tax provision. The Company is a Limited Liability Company and is treated as a partnership for income tax purposes. No provision for income taxes is required by the Company as its income and expenses are taxable to or deductible by its members. The Company's corporate subsidiaries are subject to income taxes and account for deferred income taxes under the liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. For the second quarter of 2000, the income tax provision was $40 thousand.


Net Loss. The combined effect of the foregoing resulted in a net loss of $14.4 million for the second quarter of 2000, compared to a net loss of $6.9 million for the comparable 1999 period.


Liquidity and Capital Resources

         The Company had cash and cash equivalents totaling $7.0 million and $2.3 million at June 30, 2000 and December 31, 1999, respectively. The Company had $35 thousand of borrowing availability (after giving effect to outstanding letters of credit of $0.3 million) under its credit agreements as of June 30, 2000.

Sources and Uses of Funds

         The Company's principal sources of funds are cash generated from continuing operations, borrowings under the Senior Credit Facility, and proceeds from equity contributions. In July, June and February 2000, the Company received equity contributions of $10.0 million, $5.0 million, and $10.6 million, respectively from its members. The proceeds were used to pay down the Senior Credit Facility and for general corporate purposes. Net cash provided by continuing operating activities of the Company was $1.8 million during the quarter ended June 30, 2000. Net cash used in continuing operating activities was $3.1 million during the six months ended June 30, 2000.

         The Company expects that its principal uses of funds from operating activities and borrowings will be to fund acquisitions, interest and principal payments on its indebtedness, net working capital increases and capital expenditures associated with new client locations.

                               MUZAK HOLDINGS LLC

         The Company believes that its cash flows from operations will be sufficient to fund operations, excluding acquisitions and capital expenditure requirements associated with new client locations, through December 31, 2000. Due to continued growth in its operating activities and the associated need to invest capital in connection with each new client location to realize such growth as well as the Company's strategic plan for acquisitions, the Company is currently pursing additional financing options. The proceeds from any such financing would be used primarily to repay the revolving loan and to repay the floating rate notes.

         At June 30, 2000, the Company has total outstanding indebtedness of $428.7 million (excluding approximately $0.3 million of outstanding letters of credit) at an average interest rate of 10.85%. Of the total outstanding indebtedness, $360.0 million relates to the Senior Credit Facility, the Senior Notes, and the Senior Discount Notes.

Capital Expenditures

         The Company's business generally requires capital for the installation of equipment for new business clients. The Company also expends capital for property and equipment to be used at headquarters and within the owned operations. The Company currently anticipates that its capital expenditures for fiscal 2000 will be in the range of $32.0 million to $38.0 million, which includes approximately $5.0 million to be incurred in connection with the build out of the Company's headquarters facility in Fort Mill, South Carolina. As of June 30, 2000, the Company had approximately $2.2 million in outstanding capital expenditure commitments.

Senior Credit Facility

         The Senior Credit Facility, which is guaranteed by the Company and certain of its domestic subsidiaries, contains restrictive covenants including maintenance of interest and leverage ratios and various other restrictive covenants which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. Such limitations, together with the Company's highly leveraged nature could limit the Company's corporate and operating activities in the future, including the implementation of future acquisitions. As a result of the renegotiated EchoStar agreement, the company was in violation of certain debt convenants and has obtained waivers.

         Effective August 2, 2000, the Company, in view of the overall higher interest rate environment and the Company's strong organic growth as well as acquisitions, amended the Senior Credit Facility as follows: (i) increased the additional secured indebtedness permitted from $2.5 million to $9.0 million and decreased the additional unsecured indebtedness permitted from $5.0 million to $1.0 million (ii) amended the interest coverage ratio for the quarters ended June 30, 2000, September 30, 2000, and December 31, 2000 from the present level of 1.80x to 1.65x and (iii) increased the total capital expenditures permitted for fiscal 2000 from $32.0 million to $38.0 million.

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

         The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance Corp. and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and Muzak Finance Corp. The Senior Notes are guaranteed by the Company, Muzak LLC, MLP Environmental Music LLC, Business Sound Inc., BI Acquisition LLC, Audio Environments Inc., Background Music Broadcasters Inc., Muzak Capital Corporation, Muzak Houston Inc., Telephone Audio Productions Inc., Music Incorporated, and Vortex Sound Communications Company Inc. The indenture governing the Senior Notes generally prohibits Muzak LLC from making certain payments such as dividends and distributions of their capital stock, repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met.

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

         The Senior Discount Notes are general unsecured obligations of the Company and Muzak Holdings Finance Corp. and effectively subordinated in right of payment to all existing and future Senior Indebtedness of Muzak LLC and Muzak Finance Corp. Muzak Holdings Finance Corp. has no operations and substantially no assets. Accordingly, the Company is dependent upon the distribution of the earnings of its subsidiaries to service its debt obligations. The indenture governing the Senior Discount Notes generally prohibits the Company and its restricted subsidiaries from making certain payments such as dividends and distributions of their capital stock, repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company and its restricted subsidiaries.

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

Interest Rate Exposure

         Indebtedness under the Term Loan A and the revolving loans bears interest at a per annum rate equal to the Company's choice of: (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus
 .5%) plus a margin ranging from 1.00% to 2.00%; or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.0% to 3.0%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, interest, depreciation, amortization and other non cash charges) were 2.0% in the case of Alternate Base Rate and 3.0% in the case of LIBOR as of June 30, 2000. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of:
(i) the Alternate Base Rate (as described above) plus a margin of 2.5%; or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 3.5%. Commitment fees range from .375% to .625%.

         Indebtedness under the Floating Rate Notes bears interest at a per annum rate equal to (i) three month LIBOR plus a margin of 5.0% until July 31, 2000; (ii) at three month LIBOR plus a margin of 7.5% for the period beginning August 1, 2000 through October 31, 2000; and (iii) for the period from November 1, 2000 through maturity, at a fixed rate based on the greater of: (a) three month LIBOR plus 7.5%; and (b) the yield on the Company's Senior Notes plus 2.5%.

         Interest on the Senior Notes accrues at a rate of 9.875% per annum. Until March 15, 2004, the Senior Discount Notes will accrete in value such that the accreted value on March 15, 2004 will equal the principal amount at maturity of the Senior Discount Notes. From and after March 15, 2004, interest on the Senior Discount Notes will accrue at a rate of 13% per annum.

         Cash interest paid was $6.8 million and $17.8 million for the quarter and six months ended June 30, 2000, respectively and was $1.4 million and $2.4 million for the quarter and six months ended June 30, 1999, respectively.

         Due to the variable interest rates under the Senior Credit Facility, the Company is sensitive to changes in interest rates. Accordingly, during April 1999, the Company entered into a four-year interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 5.59% fixed rate debt. The Company modified this agreement on January 28, 2000 resulting in an increase to 7.042% fixed rate debt and a termination date of April 2002. Based on amounts outstanding at June 30, 2000, a
 .5% increase in each of LIBOR and the Alternate Base Rate (6.77% and 9.50% respectively, at June 30, 2000) would impact interest costs by approximately $1.2 million annually on the Senior Credit Facility and the Floating Rate Notes.

Debt Maturities

         The current maturities of long-term debt primarily consist of the current portion of the Senior Credit Facility and other miscellaneous debt. The maturities of long-term debt of the Company's operations during the remainder of 2000 and for 2001, 2002, 2003, and 2004 are $1.8 million, $5.2 million, $6.7 million, $7.8 million, $26.3 million, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in market risk disclosure that affect the quantitative and qualitative disclosures since those reported in the Company's Report on Form 10-K for the fiscal year ended December 31, 1999.



PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         There have been no material developments in legal proceedings involving the Company since those reported in the Company's Report on Form 10-K for fiscal year ended December 31, 1999.

                               MUZAK HOLDINGS LLC

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits


Exhibit
Number                                             Description
-------                                            -----------

  10.1    Fourth Amendment and Waiver dated August 2, 2000 to the Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as Borrower. (1)

   27     Financial Data Schedules

   (1) Incorporated by reference to Muzak LLC's Report on Form 10-Q for the quarter ended June 30, 2000

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


                                      MUZAK HOLDINGS LLC
                                      MUZAK HOLDINGS FINANCE CORP.



                                      By: /s/ Robert M. Riley
                                      ---------------------------------
Date:  August 14, 2000                Robert M. Riley
                                      Controller
                                      (Principal Financial
                                      Officer and Chief
                                      Accounting Officer)





                                       By: /s/ William A. Boyd
                                       ---------------------------------
Date:  August 14, 2000                 William A. Boyd
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)