Form 10-Q
period 2000-09-30
MUZAK HOLDINGS LLC; MUZAK HOLDINGS FINANCE CORP
filed 2000-11-14
CIK 1085320, 1085319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            - - - - - - - - - - - - -

                                    FORM 10-Q

                                  - - - - - - -


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000.

                                   or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________.

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

                             3318 Lakemont Boulevard
                               Fort Mill, SC 29708
                                 (803) 396-3000

    (Address, Including Zip Code and Telephone Number including Area Code of
                    Registrants' Principal Executive Offices)

                              5550 77 Center Drive
                                    Suite 380
                               Charlotte, NC 28217
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

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

Muzak Holdings Finance Corp had 100 shares of outstanding common stock as of November 14, 2000.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                               MUZAK HOLDINGS LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      September 30,            December 31,
                                                                          2000                     1999
                                                                       (unaudited)
                                                                  ----------------------   ---------------------
                              ASSETS
Current assets:
     Cash and cash equivalents..................................             $ 5,614                 $ 2,275
     Accounts receivable, net...................................              50,085                  39,203
     Inventory..................................................              10,845                  12,283
     Prepaid expenses and other assets..........................               3,009                   2,304
                                                                           ---------               ---------
         Total current assets...................................              69,553                  56,065
Property and equipment, net.....................................             106,169                  95,050
Intangible assets, net..........................................             321,259                 314,364
Deferred charges and other assets, net..........................              44,207                  31,836
                                                                           ---------               ---------
         Total assets...........................................           $ 541,188               $ 497,315
                                                                           =========               =========

                LIABILITIES AND MEMBERS' INTEREST
Current liabilities:
     Revolving credit facility..................................            $ 34,683                $ 25,000
     Current maturities of long term debt.......................               4,432                   4,197
     Current maturities of other liabilities....................               2,227                   1,394
     Accounts payable...........................................              17,503                  15,123
     Accrued expenses...........................................              19,116                  34,433
     Advance billings...........................................              11,994                  11,171
                                                                           ---------               ---------
         Total current liabilities..............................              89,955                  91,318
Long-term debt..................................................             361,046                 323,131
Related party notes.............................................              30,000                  30,000
Other liabilities...............................................              18,496                   9,798
Commitments and contingencies (Note 11).........................
Members' interest:
   Class A units................................................             107,493                  70,599
   Class B units................................................               2,822                   2,822
       Accumulated deficit......................................            (68,624)                (30,353)
                                                                           ---------               ---------
         Total members' interest................................              41,691                  43,068
                                                                           ---------               ---------
         Total liabilities and members' interest................            $541,188                $497,315
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

                               MUZAK HOLDINGS LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)

                                                                Quarter Ended                      Nine Months Ended
                                                      ----------------------------------- ---------------------------------
                                                       September 30,     September 30,      September 30,     September 30,
                                                           2000              1999               2000              1999
                                                      -------------     -------------      -------------     -------------
Revenues:
     Music and other business services.............        $ 34,854        $ 28,328           $ 101,948         $ 62,456
     Equipment and related services................          15,005          11,927              39,622           25,468
                                                         ----------       ---------          ----------       ----------

         Total revenues............................          49,859          40,255             141,570           87,924

Cost of revenues:
     Music and other business services.............           7,125           6,129              22,415           13,366
     Equipment and related services................          10,838           9,259              29,493           19,981
                                                         ----------       ---------          ----------       ----------

         Total cost of revenues....................          17,963          15,388              51,908           33,347
                                                         ----------       ---------          ----------       ----------

         Gross profit..............................          31,896          24,867              89,662           54,577
                                                         ----------       ---------          ----------       ----------

Selling, general and administrative expenses.......          16,057          13,438              46,507           28,268
Depreciation and amortization expense..............          16,196          11,255              45,685           23,594
                                                         ----------       ---------          ----------       ----------

         Income (loss) from operations.............           (357)             174             (2,530)            2,715

Other income (expense):
     Interest expense, net.........................        (12,270)         (8,878)            (35,257)         (19,140)
     Other, net....................................            (72)             154               (501)              133
                                                         ----------       ---------          ----------       ----------
         Loss before income taxes..................        (12,699)         (8,550)            (38,288)         (16,292)
Income tax benefit.................................            (78)              --                (17)               --
                                                         ----------       ---------          ----------       ----------

         Net loss..................................      $ (12,621)       $ (8,550)          $ (38,271)       $ (16,292)
                                                         ==========       =========          ==========       ==========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
             CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' INTEREST
                                   (Unaudited)
                        (in thousands, except for units)

                                                                                                               Total
                                               Class A                   Class B            Accumulated      Members'
                                          Units       Dollars       Units       Dollars       Deficit         Equity
                                      ------------------------------------------------------------------------------------
Balance at December 31, 1999..........    70,599     $ 70,599       10,281       $2,822      $ (30,353)       $ 43,068
Issuance of units, net of repurchases.    20,823       36,894        2,582           --              --         36,894
Net loss .............................        --           --           --           --        (38,271)        (38,271)
                                          ------    ---------       ------      -------       ---------       --------

Balance at September 30, 2000.........    91,422    $ 107,493       12,863      $ 2,822       $(68,624)        $41,691
                                          ======    =========       ======      =======       =========        =======


 The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                               Quarter Ended              Nine Months Ended
                                                                         ---------------------------    ---------------------------
                                                                          September 30,  September 30,  September 30, September 30,
                                                                              2000          1999             2000        1999
                                                                          -------------  -------------  ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.................................................................    $(12,621)     $(8,550)       $(38,271)   $ (16,292)
Adjustments to derive cash flow from  operating activities:
Deferred income tax benefit..............................................        (298)           --           (283)           --
Depreciation and amortization............................................       16,196       11,255          45,685       23,594
Amortization of senior discount notes....................................        1,520        1,336           4,410        2,878
Amortization of deferred financing fees..................................          469          351           1,380          771
Deferred subscriber acquisition costs....................................      (3,062)      (2,907)         (9,185)      (4,342)
Unearned installment income..............................................        (195)          208           (367)          208
Net change in certain assets and liabilities, net of business acquisitions:
   Increase in accounts receivable.......................................      (7,459)      (5,253)        (10,630)      (9,590)
   Decrease (increase) in inventory .....................................        (560)      (1,345)             634        (972)
   Increase (decrease) in accrued interest...............................      (2,678)      (3,362)         (3,096)        4,292
   Increase (decrease) in accounts payable ..............................      (3,293)      (6,261)           2,380     (12,548)
   Increase (decrease) in accrued expenses...............................        2,921        6,031         (6,112)        4,959
   Increase (decrease) in advance billings...............................        (310)         (93)             823        1,018
   Other, net............................................................      (1,801)        (690)         (1,626)          932
                                                                               -------      -------         -------      -------
     NET CASH USED IN OPERATING ACTIVITIES...............................     (11,171)      (9,280)        (14,258)      (5,092)
                                                                               -------      -------         -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash................................................           --      (9,578)        (34,198)    (281,491)
Capital expenditures.....................................................      (9,323)      (8,802)        (29,393)     (16,824)
                                                                               -------      -------         -------      -------
     NET CASH USED IN INVESTING ACTIVITIES...............................      (9,323)     (18,380)        (63,591)    (298,315)
                                                                               -------      -------         -------      -------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior subordinated notes......................           --           --              --      115,000
Proceeds from borrowings under senior credit facility....................           --       30,000              --      165,000
Proceeds from issuance of senior discount notes..........................           --           --              --       39,996
Repayments of senior credit facility.....................................           --           --         (1,800)           --
Net borrowing (repayment) on revolving loan..............................           --      (2,900)           9,683       16,500
Proceeds from issuance of floating rate notes............................           --           --          36,000           --
Proceeds from interest rate swap.........................................           --           --           4,364           --
Proceeds from contributions by Members...................................       20,000          951          35,636       24,254
Net borrowing (repayment) of notes payable to related party..............           --        3,000              --     (38,683)
Repayments of capital lease obligations and other debt...................        (440)      (2,323)         (1,526)      (3,140)
Payment of financing fees ...............................................        (421)           --         (1,169)     (13,463)
                                                                               -------      -------         -------      -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES...........................       19,139       28,728          81,188      305,464
                                                                               -------      -------         -------      -------

NET INCREASE (DECREASE IN) CASH AND CASH EQUIVALENTS.....................      (1,355)        1,068           3,339        2,057

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................        6,969        2,282           2,275        1,293
                                                                               -------      -------         -------      -------

CASH AND CASH EQUIVALENTS, END OF  PERIOD................................      $ 5,614      $ 3,350         $ 5,614      $ 3,350
                                                                               =======      =======         =======      =======

Significant non-cash investing activities:
Issuances of common stock in connection with acquisitions                           --           --           1,258       21,862

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

         As of September 30, 2000, ABRY Partners, LLC and its respective affiliates collectively owned approximately 66% of the voting interests in the Company.

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

2.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries: Muzak LLC, Muzak Capital Corporation, Muzak Holdings Finance Corporation, Muzak Finance Corporation, Business Sound Inc., Electro Systems Corporation, BI Acquisition LLC, MLP Environmental Music LLC, Audio Environments Inc., Background Music Broadcasters Inc., Telephone Audio Productions Inc., Vortex Sound Communications Company Inc., Music Incorporated, and Muzak Houston, Inc. All significant intercompany items have been eliminated in consolidation.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Muzak Holdings LLC Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         The financial statements as of September 30, 2000 and September 30, 1999 and for the three and nine month periods then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States. The nine months ended September 30, 1999 include the operating results of ACN Holdings LLC for the period from January 1, 1999 to March 17, 1999, and for Muzak Holdings LLC for the period from March 18, 1999 to December 31, 1999. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

         In 1999, prior to the merger, the Company made the following acquisitions:

    On January 15, 1999, the Company acquired all of the outstanding stock of Business Sound, Inc. for approximately $4.1 million. Business Sound was the Company's independent franchisee for the New Orleans, Louisiana and Mobile, Alabama areas.

    On February 24, 1999, the Company acquired all of the outstanding stock of Electro Systems for approximately $0.7 million, and assumed certain non-recourse debt of $2.4 million. Electro Systems was the Company's independent franchisee located in Panama City, Florida.

    The Company made twenty-one acquisitions between the merger on March 18, 1999 and September 30, 2000. The table below provides information regarding these acquisitions (in millions, except for number of Company units).

                        Purchase               Acquired Assets                     Acquired         Acquired
Date                    Price (1)                 Or Stock                         Business         Markets
----------------------- ---------- ---------------------------------------- ----------------------- ------------------------
March 18,1999           $18.1 (2)  Net assets of Capstar Broadcasting       Independent franchisee  Georgia, Florida
                                   Corporation's independent franchisee
April 1, 1999           $0.2       Net assets of Custom On Hold Services    Audio Marketing         Washington
                                   Inc.
May 1,1999              $3.2 (3)   Net assets of Capstar Broadcasting       Independent franchisee  Nebraska
                                   Corporation's independent franchisee
June 1, 1999            $6.9       Net assets of Advertising on Hold, Inc.  Audio Marketing         Florida, Georgia, North
                                                                                                    Carolina
July 1, 1999            $0.8       Net assets of CustomTronics Sound        Business Music          California
July 1, 1999            $0.9       Net assets of Penobscot Broadcasting     Independent             Maine
                                   Corporation                              franchisee
July 26, 1999           $1.3       Net assets of LaBov and Beyond, Inc.     Audio Marketing         Indiana
August 1, 1999          $3.5       Net assets of US West Communications     Audio Marketing         National
                                   Services, Inc's Please Hold Promotions
September 1, 1999       $4.7       Stock of Broadcast International, Inc.   Business Music          National
October 1, 1999         $10.3      Net assets of Midwest Systems and        Business Music          Illinois, Indiana, Ohio,
                                   Services, Inc.                                                   West Virginia
November 1, 1999        $2.9       Net assets of A & D Music, Inc.          Independent franchisee  Oregon
November 1, 1999        $7.9 (4)   Stock of  Audio Environment, Inc. and    Independent franchisee  California
                                   Background Music Broadcasters Inc.
December 1, 1999        $13.2 (5)  Net assets of MountainWest Audio, Inc.   Independent franchisee  Utah, Idaho, Washington

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Acquisitions (Continued)

                        Purchase               Acquired Assets                       Acquired         Acquired
Date                    Price (1)                 Or Stock                           Business         Markets
----------------------- ---------- ----------------------------------------   ----------------------- ------------------------
February 2, 2000        $0.4       Net assets of Quincy Broadcasting Company  Independent franchisee  Illinois
February 2, 2000        $0.9       Net assets of General Communications       Audio Marketing         Indiana, Georgia,
                                   Corporation ("On Hold America")                                    Florida, Ohio
February 2, 2000        $0.4       Net assets of Texas Sound Co. Ltd.         Business Music          Texas
February 24, 2000       $3.7       Stock of Telephone Audio Productions,      Audio Marketing         National
                                   Inc.
March 24, 2000          $9.2 (6)   Stock of Vortex Sound Communications       Independent franchisee  District of Columbia
                                   Company, Inc.
March 31, 2000          $1.6       Net assets of Dynamic Sound                Independent franchisee  Nevada, California
March 31, 2000          $8.3       Stock of Muzak Houston, Inc.               Independent franchisee  Texas
April 11, 2000          $1.0       Net assets of Audio Plus, Inc.             Independent franchisee  Ohio

(1)  The purchase price does not include transaction costs.
(2)  The total purchase price included 13,535 Class A units.
(3)  The total purchase price included 2,385 Class A units.
(4)  Total purchase price included 100 Class A units.
(5) The Company paid $3.1 million of the purchase price of Mountain West Audio, Inc. as of December 31, 1999. In February 2000, the Company paid the remaining purchase price, which included 456 Class A units.
(6)  Total purchase price included 802 Class A units.


         The results of operations of the acquired companies are included in the Company's consolidated statement of operations for the periods in which they were owned by the Company.

         The acquisitions were accounted for under the purchase method of accounting. Accordingly, the consideration was allocated to the net assets acquired based on the fair market values at the date of acquisition. The excess of purchase price for each acquisition over the estimated fair value of the tangible and identifiable intangible assets acquired approximated $11.1 million and $127.9 million for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively, and is being amortized over a period of twenty years on a straight-line basis.

         The following presents the unaudited pro forma results assuming that the acquisitions discussed above had occurred as of the beginning of fiscal 2000 and 1999. These pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands).

                                                  Quarter Ended                      Nine Months Ended
                                          September 30,        September 30,     September 30,     September 30,
                                            2000                   1999              2000              1999
                                            ----                   ----              ----              ----
Revenues..................................  $ 49,859             $46,986            $143,639         $133,927
Income (Loss) from operations.............     (357)               1,522             (2,200)              870
Net loss..................................  (12,621)             (8,312)            (38,521)         (27,835)

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  DEFERRED CHARGES AND OTHER ASSETS, NET

Deferred charges and other assets, net, consist of the following (in thousands):

                                                                        September 30,           December 31,
                                                                            2000                    1999
                                                                         (Unaudited)
                                                                      ------------------    ---------------------
   Capitalized Commissions.......................................            $27,154               $17,969
   Other.........................................................             17,053                13,867
                                                                              ------                ------
                                                                             $44,207               $31,836
                                                                             =======               =======

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                   Useful     September 30,        December 31,
                                                                    Life           2000                1999
                                                                   (years)     (Unaudited)
                                                                 ---------- ------------------- -------------------
   Equipment provided to subscribers..........................       4-6          $ 92,672           $ 72,598
   Capitalized installation labor.............................        5             27,837             18,270
   Other......................................................      3-30            25,890             22,606
                                                                                  --------           --------
                                                                                   146,399            113,474
   Less accumulated depreciation..............................                    (40,230)           (18,424)
                                                                                  --------           --------
                                                                                  $106,169           $ 95,050
                                                                                  ========           ========

Depreciation expense was $8.0 million and $22.0 million for the quarter and nine months ended September 30, 2000, respectively, and $5.7 million and $11.0 million for the quarter and nine months ended September 30, 1999, respectively.


6.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                                                  Useful      September 30,        December 31,
                                                                   Life            2000                1999
                                                                  (years)      (Unaudited)
                                                                 ---------- ------------------- -------------------
   Goodwill.................................................         20          $154,231           $ 143,094
   Income producing contracts...............................        8-14          148,624             136,184
   License agreements.......................................         20             5,082               5,082
   Trademarks...............................................          5            14,895              14,866
   Non-compete agreements...................................         2-7           22,286              16,401
   Other....................................................        5-20           19,556              18,430
                                                                                 --------            --------
                                                                                  364,674             334,057
   Less accumulated amortization............................                     (43,415)            (19,693)
                                                                                 --------            --------
                                                                                 $321,259           $ 314,364
                                                                                 ========           =========

Amortization expense was $8.2 million and $23.7 million for the quarter and nine months ended September 30, 2000, respectively, and $5.6 million and $12.6 million for the quarter and nine months ended September 30, 1999, respectively.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  DEBT

     Debt obligations consist of the following (in thousands):

                                                                        September 30,           December 31,
                                                                            2000                    1999
                                                                         (Unaudited)
                                                                      ------------------    ---------------------
   Revolving loan- Senior Credit Facility........................         $  34,683              $  25,000
                                                                          =========              =========
   Related Party Notes...........................................            30,000                 30,000
                                                                          =========              =========

   Long term debt:
     Senior Credit Facility......................................           163,200                165,000
     Senior Notes................................................           115,000                115,000
     Senior Discount Notes.......................................            48,624                 44,214
     Floating Rate Notes.........................................            36,000                      -
     Other.......................................................             2,654                  3,114
                                                                          ---------              ---------
   Total debt obligations........................................           365,478                327,328
   Less current maturities.......................................           (4,432)                (4,197)
                                                                          ---------              ---------
                                                                          $ 361,046              $ 323,131
                                                                          =========              =========

Senior Credit Facility

         In August 2000, Muzak LLC amended the Senior Credit Facility as follows: (i) increased the additional secured indebtedness permitted from $2.5 million to $9.0 million and decreased the additional unsecured indebtedness permitted from $5.0 million to $1.0 million; (ii) amended the interest coverage ratio for the quarters ended June 30, 2000, September 30, 2000, and December 31, 2000 from 1.80x to 1.65x; and (iii) increased the total capital expenditures permitted for fiscal 2000 from $32.0 million to $38.0 million. As a result of the renegotiated EchoStar Corporation ("EchoStar") agreement (see "Recent Developments" in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations), the Company was in violation of certain debt covenants as of June 30, 2000 and obtained waivers. As of September 30, 2000, the Company is in compliance with all debt covenants.

Senior Notes

         On March 18, 1999, Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes ("Senior Notes") which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Notes are general unsecured obligations of the Company and Muzak Finance Corp., and are subordinated in right of payment to all existing and future senior indebtedness of the Company and Muzak Finance Corp. The Senior Notes are guaranteed by the Company, MLP Environmental Music LLC, Business Sound Inc., BI Acquisition LLC, Audio Environments Inc., Background Music Broadcasters Inc., Muzak Capital Corporation, Telephone Audio Productions Inc., Muzak Houston Inc., Vortex Sound Communications Company Inc., and Music Incorporated. The indenture governing the Senior Notes restricts, among other things, the Company's ability to make certain payments such as dividends and distributions of their capital stock, repurchases or redemptions of their capital stock, and investments (other than permitted investments).

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  Debt (Continued)

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

Floating Rate Notes

         In January 2000, Muzak LLC entered into an indenture for up to $50.0 million Senior Subordinated Floating Rate Notes (the "Floating Rate Notes"). As of September 30, 2000, Muzak LLC had drawn $36.0 million of the Floating Rate Notes and used the proceeds to fund acquisitions. The Floating Rate Notes were redeemed at 101.50% on October 19, 2000 (See Note 13).

         Indebtedness under the Floating Rate Notes bore interest at a rate equal to 3 month LIBOR plus a margin of 5.0% for the period from January 2000 through July 31, 2000, and at a rate of 3 month LIBOR plus a margin of 7.5% for the period from August 1, 2000 through October 19, 2000.

Related Party Notes

         Related Party Notes of $30.0 million are from MEM Holdings LLC in the form of 15% Junior Subordinated Unsecured Notes (the "ABRY Notes"). At September 30, 2000 MEM Holdings owned 66% of the voting interests in the Company. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

Interest Rate Protection Programs

         During April 1999, Muzak LLC entered into a four year interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 5.59% fixed rate debt. This agreement was modified on January 28, 2000 resulting in an increase to 7.042% fixed rate debt and a termination date of April 2002. The proceeds of $4.4 million from the modification are being recorded as an adjustment to interest expense over the remaining life of the swap agreement.

         This agreement is designated as a hedge of interest rates, and the differential to be paid or received on the swap is accrued as an adjustment to interest expense as interest rates change. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement. However, the Company does not anticipate nonperformance by the counterparty. During the quarter and nine months ended September 30, 2000, this agreement resulted in an increase to interest expense of approximately $0.1 million and $0.5 million, respectively.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  Debt (Continued)

Annual Maturities of Debt

Annual maturities of debt obligations are as follows (in thousands):

   2000..........................................   $   1,822
   2001..........................................       5,181
   2002..........................................       6,680
   2003..........................................       7,761
   2004..........................................      26,344
Thereafter.......................................   $ 317,690

         Total interest paid by the Company on all indebtedness was $12.1 million and $29.9 million for the quarter and nine months ended September 30, 2000, respectively, and $8.9 million and $11.3 million for the quarter and nine months ended September 30, 1999, respectively. Accrued interest payable was $4.1 million and $7.2 million as of September 30, 2000 and December 31, 1999, respectively.


8.  RELATED PARTY TRANSACTIONS

         The Company has a Management Agreement with ABRY Partners which provides that the Company will pay a management fee as defined in the Management Agreement. There were no fees incurred under the agreement during the quarters ended September 30, 2000 and September 30, 1999. Either the Company or ABRY Partners, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other.

         During fiscal 1999, Muzak LLC borrowed $30.0 million from MEM Holdings under junior subordinated notes.


9.  MUZAK HOLDINGS FINANCE CORP.

         Muzak Holdings Finance Corp. had no operating activities during the quarters and nine months ended September 30, 2000 and September 30, 1999.


10.  MEMBERS' INTEREST

Voting Units

         The Company has authorized and issued Class A-1 units (Class A-1 Units). The Class A-1 Units represent a class of membership interests in the Company and have the rights and obligations specified in the Company's Third Amended and Restated Limited Liability Company Agreement. Each Class A-1 Unit is entitled to voting rights equal to the percentage that such units represent of the aggregate number of outstanding Class A and Class A-1 Units. Each Class A-1 Unit accrues a preferred return annually on the capital value of such unit at a rate of 15% per annum. The Company cannot pay distributions (other than tax distributions) in respect of other classes of securities (including distributions made in connection with a liquidation) until the preferred return and capital value of the Class A Units and Class A-1 Units are paid to each holder thereof. In the event any residual value exists after other classes of membership interests receive their respective priorities, holders of Class A-1 Units are entitled to participate pro rata with other holders of common units in such residual value. As of September 30, 2000, the Company had 82,494 Class A units outstanding and 8,928 Class A-1 units outstanding.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Members' Interest (Continued)

Non Voting Units

         As of September 30, 2000, the Company had 3,278 Class B-1 units outstanding, 3,287 Class B-2 units outstanding, 3,296 Class B-3 units outstanding, and 3,002 Class B-4 units outstanding.


11.  COMMITMENTS AND CONTINGENCIES

Litigation
         The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the management of the Company believes that the resulting liability, if any, will not have a material effect upon the Company's consolidated financial statements or liquidity.

Other Commitments
         As of September 30, 2000, the Company has approximately $1.1 million in outstanding capital expenditure commitments. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings for periods ranging from 2 years to 10 years.


12.  NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and that changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. The standard is effective for fiscal years beginning after June 15, 2000. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. The Company does not believe the adoption of FAS No. 133 will have a material impact on the financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101") "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. SAB No. 101 summarizes the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company has reviewed its revenue recognition policies and has determined that they comply with the principles as set forth in SAB No. 101. Accordingly, the adoption of SAB No. 101 will not have a material impact on the financial position or results of operations.


13.  SUBSEQUENT EVENTS

         On October 18, 2000, the Company completed a private placement transaction for $85 million of preferred membership units ("preferred units"). The Company used the proceeds as follows: (i) to repay the Revolving Loan in full; (ii) to repay the Floating Rate Notes; and (iii) to consummate two acquisitions.

                               MUZAK HOLDINGS LLC
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  Subsequent Events (continued)

         The Company issued 85,000 preferred units and 5,489 Class A units in connection with this transaction. The outstanding preferred units will receive a preferential return equal to 15% per annum compounded quarterly before any distributions are made with respect to any other common or preferred units. The 15% preferential return will be payable in kind or through accrual only through October 18, 2005. Thereafter, the preferential return will be payable in cash or in kind, at the Company's option.

         The preferred units may be redeemed, at any time, at the option of the Company, in whole or in part, at par plus accrued preferential returns upon a liquidity event which results in either a qualified initial public offering or a change of control. The holders may, at their option, further cause the Company to redeem all or any portion of the preferred units and the purchased Class A units upon a change of control. All of the above redemptions are subject to a prepayment premium of up to 5% based on a percentage of par and compliance with certain provisions of the Company's High Yield Notes ("Senior Discount Notes") and the indenture governing Muzak LLC's Senior Notes ("Senior Notes").

         In the absence of a liquidity event which results in either a qualified initial public offering or a change of control, the preferred units may be redeemed at the option of the Company, in whole or in part, at par plus any accrued preferential return plus a prepayment premium of up to 6% based on a percentage of par after October 18, 2003.

         The preferred units mature on October 17, 2011. The holders may cause, at their option, the Company to redeem the preferred units at any time after October 17, 2011.

         On October 18, 2000 the Company acquired certain of the assets of Ohio Sound and Music LLC, an Ohio limited liability company for approximately $9.4 million. Ohio Sound and Music LLC was the Company's independent franchisee located in Cleveland, Ohio. In addition, on October 18, 2000, the Company acquired certain of the assets of On Hold Communications Inc., a Nevada corporation, for approximately $0.6 million. On Hold Communications was an audio marketing business serving areas primarily in Nevada and California.

         The following presents the unaudited pro forma results of the Company for the quarter and nine months ended September 30, 2000 as if the acquisitions discussed above occurred on January 1, 2000. These unaudited pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands):

                                              Quarter Ended              Nine Months Ended
                                           September 30, 2000           September 30, 2000
                                           ------------------           ------------------
Revenues............................              $50,728                     $146,245
Loss from operations................                (263)                      (1,799)
Net Loss............................             (12,527)                     (38,121)

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

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q include industry-based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, as well as factors more specific to the Company such as the Company's history of net losses, the substantial leverage of the Company, limitations imposed by the Company's debt facilities, and changes made in connection with the integration of operations acquired by the Company. For a discussion of certain of these and important other factors which may affect the Company's operations, products and markets, see the Company's Securities and Exchange Filings, including without limitation "Business" in the Company's Form 10-K for the fiscal year ended December 31, 1999 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K, in the Company's reports on Form 10-Q for the fiscal quarters ended June 30, 2000, March 30, 2000 and above in this Form 10-Q and also see the Company's other filings with the Securities and Exchange Commission.

General

         The Company is the leading provider of business music programming in the United States based on market share. Together with its independent franchisees, the Company serves an installed base of approximately 300,000 business locations nationwide. The Company and its independent franchisees also sell, install and maintain audio and electronic equipment related to the Company's business.

         The Company, formerly known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of Delaware. The Company's wholly owned subsidiary, Audio Communications Network LLC ("ACN"), began its operations on October 7, 1998, with the acquisition of the independent franchisees in the Baltimore, Charlotte, Hillsborough, Kansas City, St. Louis, Jacksonville, Phoenix, and Fresno areas from Audio Communications Network, Inc. (the "Predecessor Company") for $66.8 million. On March 18, 1999, Muzak Limited Partnership ("Old Muzak") merged with and into ACN. At the time of the merger, ACN changed its name to Muzak LLC. Under the terms of the agreement, the Company paid total consideration of $274.2 million, which consisted of the following: $125.5 million cash consideration, $114.9 million consideration in the tender offer and consent solicitation for the 10% Senior Notes due 2003 of Old Muzak, $15.9 million for debt repayment of Old Muzak outstanding obligations and assumed $17.9 million of other obligations. In addition, at the time of the merger, the Company repaid $41.7 million borrowed from ABRY Broadcast Partners by ACN in October 1998 in connection with the acquisition of the Company's independent franchisees from the Predecessor Company and converted $0.7 million into Class A units. Since the merger, the Company has acquired twenty-one businesses for total consideration of $99.4 million, which included 17,287 Class A units of the Company.

     In 1999, prior to the merger, the Company made the following acquisitions:

     On January 15, 1999, the Company acquired all of the outstanding stock of Business Sound Inc. for approximately $4.1 million. Business Sound was the Company's independent franchisee for the New Orleans, Louisiana and Mobile, Alabama areas.

     On February 24, 1999, the Company acquired all of the outstanding stock of Electro Systems for approximately $0.7 million, and assumed certain non-recourse debt of $2.4 million. Electro Systems was the Company's independent franchisee located in Panama City, Florida.

                               MUZAK HOLDINGS LLC

    The Company made twenty-one acquisitions between the merger on March 18, 1999 and September 30, 2000. The table below provides information regarding these acquisitions (in millions, except for number of units).

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

March 24, 2000            $9.2 (6)   Stock of Vortex Sound Communications     Independent franchisee   District of Columbia
                                     Company, Inc.

March 31, 2000            $1.6       Net assets of Dynamic Sound              Independent franchisee   Nevada, California

March 31, 2000            $8.3       Stock of Muzak Houston, Inc.             Independent franchisee   Texas

April 11, 2000            $1.0       Net assets of Audio Plus, Inc.           Independent franchisee   Ohio

(1)  The purchase price does not include transaction costs.
(2)  The total purchase price included 13,535 Class A units.
(3)  The total purchase price included 2,385 Class A units.
(4)  Total purchase price included 100 Class A units.
(5) The Company paid $3.1 million of the purchase price of Mountain West Audio, Inc. as of December 31, 1999. In February 2000, the Company paid the remaining purchase price, which included 456 Class A units.
(6)  Total purchase price included 802 Class A units.

                               MUZAK HOLDINGS LLC

Recent Developments

Financing

         On October 18, 2000, the Company completed a private placement transaction for $85 million of preferred membership units ("preferred units"). The Company used the proceeds as follows: (i) to repay the Revolving Loan in full; (ii) to repay the Floating Rate Notes; and (iii) to consummate two acquisitions.

Acquisitions

         On October 18, 2000 the Company acquired certain of the assets of Ohio Sound and Music LLC, an Ohio limited liability company for approximately $9.4 million. Ohio Sound and Music LLC was the Company's independent franchisee located in Cleveland, Ohio. In addition, on October 18, 2000, the Company acquired certain of the assets of On Hold Communications Inc., a Nevada corporation, for approximately $0.6 million. On Hold Communications was an audio marketing business serving areas primarily in Nevada and California.

Equity Infusions

         During the quarter and nine months ended September 30, 2000, the Company received cash equity contributions of $20.0 million and $35.6 million, respectively from its members. The proceeds of the equity contributions were used to make repayments on the Senior Credit Facility and for general corporate purposes.

EchoStar

         The Company concluded its contract negotiations with EchoStar Satellite Corporation ("EchoStar") in August 2000. Pursuant to the terms of the parties' new agreement, effective January 1, 2000 EchoStar no longer has a unilateral right to cancel the distribution of the Company's programs that customers receive via the EchoStar system. EchoStar is now obligated to distribute 60 music programs on behalf of Muzak for the entire term of the agreement. Such agreement with EchoStar is scheduled to end in approximately 2010. In order to secure this long-term supply agreement with EchoStar, the Company granted a sales discount to EchoStar in connection with the broadcast of the Company's music programming to residential customers. As a result, the Company recorded a $1.6 million charge to costs of music and business services revenue during the second quarter of 2000. As adjusted to reflect the economic impact of the EchoStar renegotiation as if entered into on January 1, 2000, gross profit reduction for the quarter ended June 30, 2000 would have been $0.8 million, rather than $1.6 million. All other terms of the EchoStar agreement remain substantially the same.

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

                               MUZAK HOLDINGS LLC

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

         The cost of revenues for music and other business services consists primarily of broadcast delivery, programming and licensing associated with providing music and other business programming to a client or a franchisee. The cost of revenues for equipment and related services represents the purchase cost plus handling, shipping and warranty expenses. The cost of revenues for installation, service and repair consists primarily of service and repair labor and installation labor associated with purchased equipment. Installation costs associated with new client locations are capitalized and charged to depreciation expense over the estimated life of the clients' contract.

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

         Selling, general and administrative expenses include salaries, benefits, commissions, travel, marketing materials, training and occupancy costs associated with staffing and operating sales offices. These expenses also include personnel and other costs in connection with the Company's headquarters functions. Sales commissions, excluding sales commissions related to purchased equipment, are capitalized and charged as selling, general and administrative expense over the typical contract term of five years. If a client contract is terminated early, the unamortized sales commission is typically recovered from the salesperson.

Results of Operations

         The Company has provided a comparison of the quarter ended September 30, 2000 to the prior year period. However, the Company did not compare the results for the nine months ended September 30, 2000 to the prior year period as the prior year period does not include a full nine months of operations of the Company subsequent to the merger of Old Muzak and ACN, which occurred on March 18, 1999.

                               MUZAK HOLDINGS LLC

Revenues. Total revenues for the third quarter of 2000 increased 23.9% to $49.9 million, an increase of $9.6 million from the third quarter of 1999. Music and other business services revenue increased 23.0% in the third quarter of 2000 as compared to the third quarter of 1999 due primarily to an increase in the number of broadcast music and audio marketing subscribers and the acquisition of competitors and independent franchisee's contracts. Royalty revenue remained flat in the third quarter of 2000 as compared to the third quarter of 1999 due to the acquisition of independent franchisees during the fourth quarter of 1999 and the nine months ended September 30, 2000.

Gross Profit. Total gross profit increased 28.3% from $24.9 million in the third quarter of 1999 to $31.9 million in the third quarter of 2000. As a percentage of total revenues, gross profit increased from 61.8% in the third quarter of 1999 to 63.9% in the comparable 2000 period. The improvement in the gross profit percentage is due to growth of higher margin business services, such as broadcast music and audio marketing.

Selling, general and administrative expenses. Selling, general, and administrative expenses for the quarter ended September 30, 2000 increased $2.6 million, or 19.5% as compared to the quarter ended September 30, 1999. These expenses, as a percentage of revenues, were 32.2% and 33.4% for the third quarter of 2000 and 1999, respectively.

Depreciation and amortization expenses. Depreciation and amortization expense increased to $16.2 million in the third quarter of 2000 from $11.3 million in the third quarter of 1999. This increase is due to the goodwill and other intangibles recorded as a result of the acquisitions of competitors' and independent franchisees music and audio marketing contracts as well as the additional capital investment associated with the growth in new subscriber locations.

Interest expense. Interest expense, net of interest income, increased to $12.3 million in the third quarter of 2000, up 64.0% from the comparable 1999 period. The increase is due to overall increase in debt levels, as well as an increase in interest rates.

Income tax provision. The Company is a Limited Liability Company and is treated as a partnership for income tax purposes. No provision for income taxes is required by the Company as its income and expenses are taxable to or deductible by its members. The Company's corporate subsidiaries are subject to income taxes and account for deferred income taxes under the liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. For the third quarter of 2000, the income tax benefit was $78 thousand.

Net Loss. The combined effect of the foregoing resulted in net loss of $12.6 million for the third quarter of 2000, compared to a net loss of $8.6 million for the comparable 1999 period.

Liquidity and Capital Resources

         The Company had cash and cash equivalents totaling $5.6 million and $2.3 million at September 30, 2000 and December 31, 1999, respectively. The Company had $39 thousand of borrowing availability under its credit agreements as of September 30, 2000. After giving effect to the use of proceeds from the private placement of preferred membership units in October 2000, the Company had $35 million of borrowing availability.

                               MUZAK HOLDINGS LLC

Sources and Uses of Funds

         The Company's principal sources of funds are cash generated from continuing operations, borrowings under the Senior Credit Facility, and proceeds from equity contributions. In the quarter and nine months ended September 30, 2000, the Company received cash equity contributions of $20.0 million and $35.6 million, respectively from its members. The proceeds were used to pay down the Senior Credit Facility and for general corporate purposes. Net cash used in operating activities of the Company was $11.2 million and $14.3 million during the quarter and nine months ended September 30, 2000, respectively.

         The Company expects that its principal uses of cash flows from operations and borrowings will be to fund acquisitions, interest and principal payments on its indebtedness, net working capital increases and capital expenditures associated with new client locations.

         The Company believes that its cash flows from operations and borrowings under the Revolving Loan will be sufficient to fund operations, excluding acquisitions, through June 30, 2001. Due to continued growth in its operating activities and the associated capital investment made in connection with new client locations as well as the Company's strategic plan for acquisitions, the Company may pursue additional financing within the next nine months.

         At September 30, 2000, the Company has total outstanding indebtedness of $430.1 million at an average interest rate of 11.22%. Of the total outstanding indebtedness, $361.5 million relates to the Senior Credit Facility, Senior Notes, and the Senior Discount Notes.

Capital Expenditures

         The Company's business generally requires capital for the installation of equipment for new business clients. The Company also expends capital for property and equipment to be used at headquarters and within the owned operations. The Company currently anticipates that its capital expenditures for fiscal 2000 will be in the range of $38.0 million to $40.0 million, which includes approximately $5.0 million to be incurred in connection with the build out of the Company's headquarters facility in Fort Mill, South Carolina. As of September 30, 2000, the Company had approximately $1.1 million in remaining capital expenditure commitments related to the new headquarters facility.

Senior Credit Facility

         The Senior Credit Facility, which is guaranteed by the Company, and certain of its domestic subsidiaries, contains restrictive covenants including maintenance of interest and leverage ratios and various other restrictive covenants which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. Such limitations, together with the Company's highly leveraged nature could limit the Company's corporate and operating activities in the future, including the implementation of future acquisitions. As a result of the renegotiated EchoStar agreement, the Company was in violation of certain debt covenants as of June 30, 2000 and obtained a waiver. As of September 30, 2000, the Company is in compliance with all debt covenants.

                               MUZAK HOLDINGS LLC

         Effective August 2, 2000, Muzak LLC, in view of the overall higher interest rate environment and the Company's growth, amended the Senior Credit Facility as follows: (i) increased the additional secured indebtedness permitted from $2.5 million to $9.0 million and decreased the additional unsecured indebtedness permitted from $5.0 million to $1.0 million; (ii) amended the interest coverage ratio for the quarters ended June 30, 2000, September 30, 2000, and December 31, 2000 from 1.80x to 1.65x; and (iii) increased the total capital expenditures permitted for fiscal 2000 from $32.0 million to $38.0 million. In connection with each permitted acquisition of a Muzak independent franchisee the amount of permitted consolidated capital expenditures for the twelve month period after the acquisition can be increased by an amount equal to the product of 3.5 and the total monthly music and other business services revenue, at the time of acquisition, for each such acquired Muzak franchisee. This increase results in permitted total capital expenditures for fiscal 2000 of $41.3 million.

Floating Rate Notes

         In January 2000, Muzak LLC entered into an indenture for up to $50.0 million Senior Subordinated Floating Rate Notes (the "Floating Rate Notes"). The Floating Rate Notes were redeemed at 101.50% on October 19, 2000.

Senior Notes

         On March 18, 1999, Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $115.0 million in principal amount of Senior Subordinated Notes ("Senior Notes") which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year.

         The Senior Notes are general unsecured obligations of the Muzak LLC and Muzak Finance Corp. and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and Muzak Finance Corp. The Senior Notes are guaranteed by the Company, Muzak LLC, MLP Environmental Music LLC, Business Sound Inc., BI Acquisition LLC, Audio Environments Inc., Background Music Broadcasters Inc., Muzak Capital Corporation, Muzak Houston Inc., Telephone Audio Productions Inc., Music Incorporated, and Vortex Sound Communications Company Inc. The indenture governing the Senior Notes generally restricts, among other things, the Company's ability to make certain payments such as dividends and distributions of their capital stock, repurchases or redemptions of their capital stock, and investments (other than permitted investments).

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

                               MUZAK HOLDINGS LLC

         The Senior Discount Notes are general unsecured obligations of the Company and Muzak Holdings Finance Corp. and effectively subordinated in right of payment to all existing and future Senior Indebtedness of the Company and Muzak Finance Corp. Muzak Holdings Finance Corp. has no operations and substantially no assets. Accordingly, the Company is dependent upon the distribution of the earnings of its subsidiaries to service its debt obligations. The indenture governing the Senior Discount Notes restricts, among other things, the ability of the Company and its restricted subsidiaries to make certain payments such as dividends and distributions of their capital stock, repurchases or redemptions of their capital stock, and investments (other than permitted investments).

         Before March 15, 2002, the issuers may redeem up to 35% of the aggregate principal amount of the Senior Discount Notes originally issued under the indenture at a redemption price of 113% of the aggregate principal amount so redeemed, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings if certain conditions are met. After March 15, 2004, the issuers may redeem all or part of the Senior Discount Notes at a redemption price equal to 106.5% of the principal amount, which redemption price declines to 100% of the principal amount in 2007.

Interest Rate Exposure

         Indebtedness under the Term Loan A of the Senior Credit Facility and the revolving loans bears interest at a per annum rate equal to the Company's choice of: (i) the Alternate Base Rate (which is the greater of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 1.00% to 2.00%; or
(ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.0% to 3.0%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, interest, depreciation, amortization and other non cash charges) were 2.0% in the case of Alternate Base Rate and 3.0% in the case of LIBOR as of September 30, 2000. Indebtedness under the Term Loan B of the Senior Credit Facility bears interest at a per annum rate equal to the Company's choice of:
(i) the Alternate Base Rate (as described above) plus a margin of 2.5%; or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 3.5%. Commitment fees range from .375% to .625%.

         Indebtedness under the Floating Rate Notes bore interest at a per annum rate equal to: (i) three month LIBOR plus a margin of 5.0% until July 31, 2000; and (ii) at three month LIBOR plus a margin of 7.5% for the period beginning August 1, 2000 through October 19, 2000.

         Interest on the Senior Notes accrues at a rate of 9.875% per annum. Until March 15, 2004, the Senior Discount Notes will accrete in value such that the accreted value on March 15, 2004 will equal the principal amount at maturity of the Senior Discount Notes. From and after March 15, 2004, interest on the Senior Discount Notes will accrue at a rate of 13% per annum.

         Cash interest paid was $12.1 million and $29.9 million for the quarter and nine months ended September 30, 2000, respectively and was $8.9 million and $11.3 million for the quarter and nine months ended September 30, 1999, respectively.

         Due to the variable interest rates under the Senior Credit Facility, the Company is sensitive to changes in interest rates. Accordingly, during April 1999, the Company entered into a four-year interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 5.59% fixed rate debt. The Company modified this agreement on January 28, 2000 resulting in an increase to 7.042% fixed rate debt and a termination date of April 2002. Based on amounts outstanding at September 30, 2000, a .5% increase in each of LIBOR and the Alternate Base Rate (6.80% and 9.50% respectively, at September 30, 2000) would impact interest costs by approximately $1.2 million annually on the Senior Credit Facility and the Floating Rate Notes.

                               MUZAK HOLDINGS LLC

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

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

Exhibit
Number                             Description
------                             -----------

 3.1 Third Amended and Restated Limited Liability Company Agreement of Muzak Holdings LLC dated as of October 18, 2000.

 10.1 Amended and Restated Securityholders Agreement dated as of October 18, 2000 by and among Muzak Holdings LLC and the various parties named therein.

 10.2 Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.

 10.3 Second Amended and Restated Registration Rights Agreement, dated as of October 18, 2000, by and among Muzak Holdings LLC and the parties named therein.

 27.1     Financial Data Schedules of Muzak Holdings LLC.

 27.2     Financial Data Schedules of Muzak Holdings Finance Corp.


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


                                      MUZAK HOLDINGS LLC
                                      MUZAK HOLDINGS FINANCE CORP.



                                      By: /s/ Stephen P. Villa
                                      ---------------------------------
Date:  November 14, 2000              Stephen P. Villa
                                      Chief Financial Officer
                                      (Principal Financial
                                      Officer and Chief
                                      Accounting Officer)





                                      By: /s/ William A. Boyd
                                      ---------------------------------
Date:  November 14, 2000              William A. Boyd
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)