Form 10-K
period 2000-12-31
MUZAK HOLDINGS LLC; MUZAK HOLDINGS FINANCE CORP
filed 2001-02-28
CIK 1085320, 1085319

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000

                                       Or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934


                       Commission File Number: 333-78573
                                              33-78573-01

                               ----------------

                               MUZAK HOLDINGS LLC
                          MUZAK HOLDINGS FINANCE CORP
           (Exact Name of Registrants as Specified in their charter)

               DELAWARE                                04-3433730
               DELAWARE                                04-3433728
   (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                              3318 LAKEMONT BLVD.
                              FORT MILL, SC 29708
                                 (803) 396-3000
                        (Address, Including Zip Code and
                      Telephone Number including Area Code
                  of Registrants' Principal Executive Offices)

        Securities registered pursuant to Section 12(g) of the Act: None

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

                               ----------------

   Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Muzak Holdings Finance Corp. meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MUZAK HOLDINGS LLC
                          MUZAK HOLDINGS FINANCE CORP

                                FORM 10-K INDEX

                                                                                                  Page
                                                                                                  ----
PART I
Item 1.   Business...............................................................................   3
Item 2.   Properties.............................................................................   9
Item 3.   Legal Proceedings......................................................................   9
Item 4.   Submission of Matters to a Vote of Security Holders....................................   9

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  10
Item 6.   Selected Financial Data................................................................  11
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  11
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................  17
Item 8.   Financial Statements and Supplementary Data............................................  17
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  17

PART III
Item 10.  Directors and Executive Officers of the Registrants....................................  18
Item 11.  Executive Compensation.................................................................  20
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  22
Item 13.  Certain Relationships and Related Transactions.........................................  23

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  26

Safe Harbor Statement

   This Form 10-K contains statements which, to the extent they are not historical fact (such as when we describe what we "believe," "expect" or "anticipate" will occur), constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

   Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-K include, but are not limited to, industry-based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, as well as factors more specific to the Company such as the substantial leverage and debt service requirements, restrictions imposed by the Company's debt facilities, the Company's history of net losses, the Company's ability to identify, complete and integrate acquisitions, the Company's future capital requirements, the Company's dependence on license agreements, and risks associated with economic conditions generally.

                                     PART I

ITEM 1. BUSINESS

   Muzak LLC ("Muzak") is the leading provider of business music programming in the United States based on market share. Muzak is a wholly owned subsidiary of Muzak Holdings LLC, previously known as ACN Holdings, LLC. We refer to Muzak Holdings and its subsidiaries collectively as the "Company". We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming. Together with our franchisees, we have nationwide coverage and serve an installed base of approximately 320,000 client locations.

   Our two core products are Audio Architecture SM and Audio Marketing SM. We provide our products to numerous types of businesses including specialty retailers, restaurants, department stores, supermarkets, drug stores, financial institutions, hotels, health and fitness centers, business offices, manufacturing facilities and medical centers, among others. Our clients typically enter into a non-cancelable five-year contract that renews automatically for at least one additional five-year term unless specifically terminated at the initial contract expiration date. Our average length of service per Audio Architecture client is approximately 12 years. We believe that our clients use our products because they recognize them as a key element in establishing their desired business environment, in promoting their corporate identities and in strengthening their brand images at a low monthly cost.

   We provide our products and services domestically through our integrated, nationwide network of owned operations and franchisees. We believe our nationwide network is the largest in the industry and provides us with a key competitive advantage in effectively marketing and servicing clients ranging from local accounts with single or multiple locations to national accounts with significant geographic presences. In 2000, 96% of our revenues were generated by our owned operations and the remaining 4% were generated from fees from our franchisees and other sources.

   ABRY Partners, LLC formed Audio Communications Network LLC in October 1998 to acquire 8 Muzak franchises from Audio Communication Network, Inc., which we refer to as Old Audio Communications Network. In March 1999, Muzak Limited Partnership, the franchisor (which we refer to as Old Muzak), was merged into Audio Communications Network LLC, in a transaction with total consideration (including debt repayment) of $274.2 million. In connection with the merger, Audio Communications Network LLC changed its name to Muzak LLC.

   Since the merger in March 1999, we have acquired 11 in-market competitors, including 4 business music providers and 7 music and marketing on-hold and/or in-store messaging providers, and 10 franchises, for an aggregate cash purchase price of $86.6 million. We seek attractive opportunities to acquire music contract portfolios and complementary music and marketing on-hold and in-store messaging businesses and will review the acquisitions of our own franchises if they become available.

 Acquisitions

   In 1999, prior to the merger, the Company made the following acquisitions:

  . On January 15, 1999, the Company acquired all of the outstanding stock of Business Sound, Inc. for approximately $4.1 million. Business Sound was the Company's independent franchisee for the New Orleans, Louisiana and Mobile, Alabama areas.

  . On February 24, 1999, the Company acquired all of the outstanding stock of Electro Systems for approximately $0.7 million, and assumed certain non-recourse debt. Electro Systems was the Company's independent franchisee located in Panama City, Florida.

   The Company made twenty-one acquisitions between the merger and December 31, 2000. The table below provides information regarding these acquisitions (in millions, except for number of units).

                                 Acquired
                   Purchase       Assets              Acquired              Acquired
       Date        Price(1)      or Stock             Business              Markets
       ----        --------      --------             --------              --------
 April 1, 1999      $ 0.2     Net assets of    Audio Marketing        Washington
                              Custom On Hold
                              Services Inc.
 June 1, 1999       $ 6.9     Net assets of    Audio Marketing        Florida,
                              Advertising on                          Georgia,
                              Hold, Inc.                              North Carolina
 June 1, 1999       $ 0.8     Net assets of    Business Music         California
                              CustomTronics
                              Sound
 July 1, 1999       $ 0.9     Net assets of    Independent            Maine
                              Penobscot        franchisee
                              Broadcasting
                              Corporation
 August 1, 1999     $ 1.3     Net assets of    Audio Marketing        Indiana
                              LaBov and
                              Beyond, Inc.
 August 1, 1999     $ 3.5     Net assets of    Audio Marketing        National
                              US West
                              Communications
                              Services,
                              Inc.'s Please
                              Hold
                              Promotions
 September 1, 1999  $ 4.7     Stock of         Business Music         National
                              Broadcast
                              International,
                              Inc.
 October 1, 1999    $10.3     Net assets of    Business Music         Illinois,
                              Midwest                                 Indiana,
                              Systems and                             Ohio,
                              Services, Inc.                          West Virginia
 November 1, 1999   $ 2.9     Net assets of    Independent            Oregon
                              A & D Music,     franchisee
                              Inc.
 November 1, 1999   $ 7.9(2)  Stock of Audio   Independent            California
                              Environment,     franchisee
                              Inc. and
                              Background
                              Music
                              Broadcasters
                              Inc.
 December 1, 1999   $13.2(3)  Net assets of    Independent            Utah,
                              Mountain West    franchisee             Idaho,
                              Audio, Inc.                             Washington
 February 2, 2000   $ 0.4     Net assets of    Independent franchisee Illinois
                              Quincy
                              Broadcasting
                              Company
 February 2, 2000   $ 0.9     Net assets of    Audio Marketing        Indiana,
                              General                                 Georgia,
                              Communications                          Florida,
                              Corporation                             Ohio
                              ("On Hold
                              America")
 February 2, 2000   $ 0.4     Net assets of    Business Music         Texas
                              Texas Sound
                              Co. Ltd.
 February 24, 2000  $ 3.7     Stock of         Audio Marketing        National
                              Telephone
                              Audio
                              Productions,
                              Inc.
 March 24, 2000     $ 9.2(4)  Stock of         Independent            District of Columbia
                              Vortex Sound     franchisee
                              Communications
                              Company, Inc.
 March 31, 2000     $ 1.6     Net assets of    Independent            Nevada,
                              Dynamic Sound    franchisee             California
 March 31, 2000     $ 8.3     Stock of Muzak   Independent            Texas
                              Houston, Inc.    franchisee

                  Purchase       Acquired Assets           Acquired     Acquired
       Date       Price(1)          or Stock               Business     Markets
       ----       --------       ---------------           --------     --------
 April 11, 2000     $1.0   Net assets of Audio Plus,    Independent      Ohio
                           Inc.                         franchisee
 October 19, 2000   $9.4   Net assets of Ohio Sound &   Independent      Ohio
                           Music LLC                    franchisee
 October 19, 2000   $0.6   Net assets of On Hold        Audio Marketing  Nevada
                           Communications, Inc.

--------
(1) The purchase price does not include transaction costs for the purposes of this table. However, these costs have been included in the purchase price as reflected in the financial statements.
(2)  Total purchase price includes 100 Class A units.
(3) The Company paid $3.1 million of the purchase price of Mountain West Audio as of December 31, 1999. In February 2000, the Company paid the remaining purchase price, which included 456 Class A units.
(4) Total purchase price includes 802 Class A units.

Financing Developments

   In January 2000, the Company entered into an indenture for up to $50.0 million Senior Subordinated Floating Rate Notes (the "Floating Rate Notes"). The Floating Rate Notes were available for drawdowns until July 31, 2000 and proceeds from the issuance of Floating Rate Notes were used to fund acquisitions. The Floating Rate Notes were redeemed at 101.5% on October 19, 2000.

   On October 18, 2000, the Company completed a private placement of Series A preferred membership units ("preferred units") and Class A common units for a total of $85.0 million. The Company used the proceeds as follows: (i) to repay the Revolving Loan in full; (ii) to repay the Floating Rate Notes; (iii) to repay $3.0 million of the 15% junior subordinated unsecured notes (the "sponsor notes"); and (iv) to consummate two acquisitions.

   On December 29, 2000, the Company increased its borrowings under the Term Loan B of the Senior Credit Facility by $10.0 million, for a total amount borrowed under Term Loan B of $145.0 million. The proceeds were used for repayments on the Senior Credit Facility as well as for general corporate purposes.

   The Company is pursuing additional financing, the proceeds of which are expected to be used as follows: (i) to repay the revolving loan in full; (ii) to repay approximately $45.0 million of the term loans; (iii) to repay the sponsor notes; (iv) to consummate several acquisitions; and (vi) to fund internal growth. There can be no assurances the Company will obtain such financing, or of the terms thereof.

Products

   The Company's core products are Audio Architecture and Audio Marketing. The Company believes that its clients use its products because they recognize them as a key element in establishing their desired business environment, in promoting their corporate identities and in strengthening their brand images.

   Audio Architecture is business music programming designed to enhance a client's brand image. Our in-house staff of audio architects analyzes a variety of music to develop and maintain 60 core music programs in 10 genres. Programs include current top-of-the-charts hits to jazz, classic rock, urban, country, Latin, classical music and others. Our audio architects change our music programs on a daily basis, incorporating newly released original artists' music recordings and drawing from our extensive music library. In designing our music programs, our audio architects use proprietary computer software that allows them to efficiently access the extensive library, avoid repeated songs and manage tempo and music variety to provide clients with high quality, seamlessly arranged programs. In addition, we offer individual music programs to clients who seek further customization beyond that offered by our core music programs. As of December 31, 2000, our owned operations provided our Audio Architecture product to approximately 167,000 client locations.

   Audio Marketing is telephone music and marketing on-hold as well as in-store messaging. Our Audio Marketing staff creates customized music and messages that allow clients' telephone systems to deliver targeted music and messaging during their customers' time on hold. In addition, they also provide customized in-store messages that allow our clients to deliver targeted music and messaging to support their in-store point of sale merchandising. Our fully integrated sound studios and editing and tape duplication facilities provide flexibility in responding to clients' needs. Our telephone and satellite delivery technologies allow us to expeditiously change our clients' music and messages.

   In connection with the sale of our Audio Architecture and Audio Marketing products, we sell and lease various system-related products, principally sound systems. As part of a typical music programming contract, we provide music receiving or playback equipment to our client. Our business music clients generally purchase or lease audio equipment from us that supplements the music receiving or playback equipment.

   We also sell, install and maintain non-music related equipment, such as intercom and paging systems. We provide these services for our business music and other clients. Maintenance of program-receiving equipment that we provide to business music clients is typically included as part of the overall music service. Installation and maintenance of audio or other equipment not directly related to reception of our business music service is provided on a contractual or time-and-materials basis. All of the equipment is manufactured by third parties, although some items bear the Muzak(R) brand name.

   We have recently expanded our drive-thru systems service. This service provides for the maintenance and repair of intercom systems, headsets and radio transmitters commonly used in drive-thru systems found at our quick service restaurant clients. We receive recurring monthly revenues for each client location typically under a five-year contract. We respond to our clients' repair calls which typically involve the repair of headsets. In most cases, we are able to exchange the damaged headset for an operable headset which we send to our clients through overnight delivery. Our staff repairs the damaged item which then becomes available for future distribution to another client. As of December 2000, we had approximately 7,100 drive-thru client locations.

   The Company's net sales of Audio Architecture, Audio Marketing and drive-thru systems service were $100.8 million, $18.3 million, and $4.4 million, respectively in 2000.

Nationwide Franchise Network

   We have a nationwide franchise network that divides the country into 168 affiliate territories, of which 56 are served by our owned operations and the remaining 112 are served by our independent franchisees.

Franchise Agreement Terms

   Our business relationships with our franchisees are governed by license agreements that have renewable ten-year terms. Under these agreements, the franchisee is granted an exclusive license to offer and sell our Audio Architecture and Audio Marketing products, as well as other products such as Dayparting and Weekparting. The franchisee is also permitted to use our registered marks within a defined territory which allows us to promote a uniform Muzak brand image nationally. The agreements also contain terms relating to distribution of services via our direct broadcast satellite distribution system and reciprocal exclusivity provisions which preclude franchisees from selling products which compete with our Audio Architecture and Audio Marketing products.

   Pursuant to the agreements, each franchisee pays us a monthly fee based on the number of businesses within its territory and a monthly royalty equal to approximately 10% of its billings for music services. Typically, this combined fee and royalty payment represents approximately $5 per month per client location. However, this monthly royalty is subject to adjustments, as we charge the franchisee additional amounts for on-premise tape services and other services. The agreements also provide franchisees with incentives to increase sales and guidelines regarding coordination of sales, installation and service to national client locations.

Distribution Systems

   We transmit our offerings through various mediums including direct broadcast satellite transmission, local broadcast transmission, audio and videotapes and compact discs. During 2000, the Company served its music client locations through the following means: approximately 78% through direct broadcast satellite transmission, approximately 14% through local broadcast technology, and approximately 8% through on-premises tapes or compact discs.

   Our transmissions via direct broadcast satellite to clients are primarily from transponders leased from Microspace and EchoStar Satellite Corporation ("EchoStar"). Microspace provides us with facilities for uplink transmission of medium-powered direct broadcast satellite signals to the transponders. Microspace, in turn, leases its transponder capacity on satellites operated by third parties. The term of our principal transponder lease with Microspace is projected to end in 2005.

   As part of our arrangements with EchoStar, we furnish 60 music channels to commercial subscribers and 52 of the 60 music channels to residential subscribers over EchoStar's satellite system. Pursuant to the agreements with EchoStar, EchoStar pays us a programming fee for each of its residential subscribers and pays us and our franchisees a commission for sales made by EchoStar or its agents to commercial subscribers in the respective territories. We pay EchoStar a fee for uplink transmission of music channels to our clients and we rent space at EchoStar's Cheyenne, Wyoming uplink facility. We also pay EchoStar a royalty and combined access fees on music programs sold by the Company which are distributed by EchoStar to commercial subscribers. The term of each of our agreements with EchoStar is projected to end in 2010.

   EchoStar has agreed that it will not provide transponder space to, enter into or maintain distributor agreements or relationships with, or enter into any agreements for the programming or delivery of any audio services via direct broadcast satellite frequencies with, a specified group of our competitors. We have agreed that we will not secure transponder space for, enter into or maintain distributor agreements or relationships with, or enter into any agreement for the programming or delivery of any of our services with any competitor of Echostar via direct broadcast satellite frequencies or with specified competitors of Echostar via specified frequencies.

Competition

   We compete with many local, regional, national and international providers of business music and business services. National competitors include AEI Music Network, Inc., DMX MUSIC and Music Choice. Local and regional competitors are typically smaller entities that target businesses with few locations. We compete on the basis of service, the quality and variety of our music programs, versatility and flexibility, the availability of our non-music services and, to a lesser extent, price. Even though we are seldom the lowest-priced provider of business music in any territory, we believe that we can compete effectively on all these bases due to the widespread recognition of the Muzak(R) name, our nationwide network, the quality and variety of our music programming, the talent of our audio architects and our multiple delivery systems.

   Some of our competitors may have substantially greater financial, technical, personnel and other resources than we do. On September 25, 2000, Liberty Digital Inc., the parent company of DMX MUSIC, announced that AEI Music Network and DMX MUSIC plan to merge, and that the closing of the merger is subject to receiving necessary consents and government approvals and satisfying other closing conditions. If this merger is consummated, the Company could be faced with a larger competitor than any previously faced.

   There are numerous methods by which our existing and future competitors can deliver programming, including various forms of direct broadcast satellite services, wireless cable, fiber optic cable, digital compression over existing telephone lines, advanced television broadcast channels, Digital Audio Radio Service and the Internet. We cannot assure you that we will be able to:

 . compete successfully with our existing or potential new competitors,

 . maintain or increase our current market share,

 . use, or compete effectively with competitors that adopt, new delivery methods and technologies, or

 . keep pace with discoveries or improvements in the communications, media and entertainment industries such that our existing technologies or delivery systems that we currently rely upon will not become obsolete.

Sales and Marketing

   We employ a direct sales process in marketing products, which is focused on securing new client contracts and renewing existing contracts. Client agreements typically have a non-cancelable term of five years and renew automatically for at least one additional five-year term unless specifically terminated at the initial contract expiration date. Repeat clients comprise the core of the account base. We have local and national sales forces. Local account executives typically focus on clients that have fewer than 50 locations, which may include individual franchisees of national chains.

Music Licenses

   We license rights to re-record and distribute music from a variety of sources and pays royalties to songwriters and publishers through contracts negotiated with performing rights societies such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), and the Society of European Stage Authors and Composers ("SESAC").

   The industry-wide agreement between business music providers and BMI expired in December 1993. Since this time we have been operating under an interim agreement pursuant to which we have continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. We are involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable by us and our owned operations as well as licensed independent franchisees to BMI. The period from which such "reasonable" license fees are payable covers the period January 1, 1994 to December 31, 2000, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. We are vigorously contesting BMI's assessment. We believe the eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. As of February 25, 2000, a trial date had not been set.

   The industry-wide agreement between business music providers and ASCAP expired in May 1999. We began negotiations with ASCAP in June 1999, and we have continued to pay ASCAP royalties at the 1999 rates. We cannot predict what the terms of the new BMI or ASCAP agreements with business music providers will be or when agreements will be reached, although BMI has indicated that it is seeking royalty rate increases and a retroactive royalty rate increase.

   In 2000, we paid approximately $8.6 million in royalties to ASCAP, BMI and SESAC. Increases in the fees we must pay under these agreements could adversely affect our operating margin, and, therefore, our results of operations.

Government Regulation

   We are subject to governmental regulation by the United States and the governments of other countries in which we provide services. We provide music services in a few areas in the United States through 928 to 960 megahertz frequencies licensed by the Federal Communications Commission ("FCC"). Additionally, the FCC licenses the frequencies used by satellites on which we transmit direct broadcast satellite services in the United States. If the FCC or any other person revokes or refuses to extend any of these licenses, we would be required to seek alternative transmission facilities. Laws, regulations and policy, or changes therein, in other countries could also adversely affect our existing services or restrict the growth of its business in these countries.

Employees

   As of December 31, 2000, we had 1,349 full-time and 46 part-time employees. Approximately 140 of our technical and service personnel are covered by thirteen union contracts, twelve of which are with the International Brotherhood of Electrical Workers and one with Communication Workers of America. Eight of the contracts expire on dates ranging from August 31, 2001 to February 28, 2003. Five of the contracts, covering 62 employees, expired in 2000. Negotiations on these expired arrangements are progressing and are in various stages of completion, with the parties currently having reached agreements-in-principal to the material terms of two contracts covering 17 employees. Management believes that Muzak's relations with its employees and with the unions that represent them are generally good.

ITEM 2. PROPERTIES

   The Company relocated its headquarters to a leased facility in Fort Mill, South Carolina on October 31, 2000 and it consists of approximately 100,000 square feet which accommodates our executive offices, operations, national sales, marketing, technical, finance and administrative staffs. We also have approximately 66 local sales offices in various locations, and leases space at two satellite uplink facilities in Raleigh, North Carolina and Cheyenne, Wyoming and warehouses in various locations. Approximately 95% of the total square footage of these facilities is leased and the remainder is owned.

   The Company considers all of its properties, both owned and leased, suitable for its existing needs.

ITEM 3. LEGAL PROCEEDINGS

   The Company is subject to various proceedings in the ordinary course of its business. Management believes that such proceedings are routine in nature and incidental to the conduct of its business, and that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Muzak is a wholly owned subsidiary of the Company. The Company does not have an established public trading market for its equity securities. The equity securities of the Company are held by MEM Holdings LLC, AMFM Systems Inc., New York Life Capital Partners, Northwestern Mutual Life Insurance Company, and BancAmerica Capital Investors I, L.P., and by current or former management. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

   The Company's bank agreement, the indentures with respect to the Senior Subordinated Notes of the Company, the indenture with respect to the Company's Senior Discount Notes, and the Securities Purchase Agreement between the Company and BancAmerica Capital Investors I, L.P, and various Investors, restrict the ability of the Company and Muzak to make dividends and distributions in respect of their equity.

   During 2000, the Company issued its membership units in the following transactions:

  . In February, the Company issued:

   . 456.000 Class A Units to the principal shareholder of MountainWest
     Audio Inc. in connection with this acquisition;

   . 6,938.201 Class A Units to MEM Holdings LLC, 2,303.816 Class A Units to
     AMFM Systems Inc., 422.422 Class A Units to Music Holdings Corp,
     405.111 Class A Units to CMS Co-Investment Subpartnership, 29 Class A Units to CMS Diversified Partners LP, and 92.298 Class A Units to Management, the proceeds of which were used for general corporate purposes.

  . In March, the Company issued 802.000 Class A Units to the principal shareholder of Vortex Sound Communications Company in connection with this acquisition on March 24, 2000.

  . In June, the Company issued 1,285.264 Class A-1 Units to MEM Holdings
    LLC, 419.066 Class A-1 Units to AMFM Systems Inc., 73.699 Class A-1 Units to CMS Co-Investment Subpartnership, 5.266 Class A-1 Units to CMS Diversified Partners LP, and 2.420 Class A-1 Units to management, the proceeds of which were used for repayments on the Senior Credit Facility and for general corporate purposes.

  . In July, the Company issued 2,570.527 Class A-1 Units to MEM Holdings
    LLC, 838.131 Class A-1 Units to AMFM Systems Inc., 147.399 Class A-1 Units to CMS Co-Investment Subpartnership, 10.531 Class A-1 Units to CMS Diversified Partners LP, and 4.840 Class A-1 Units to management, the proceeds of which were used for general corporate purposes.

  . In September, the Company issued 1,285.714 Class A-1 Units to MEM
    Holdings LLC, 428.571 Class A-1 Units to AMFM Systems Inc., 1,250 Class A-1 Units to New York Life Capital Partners L.P, and 607.143 Class A-1 Units to Northwestern Mutual Life Insurance Company, the proceeds of which were used for general corporate purposes.

  . In October, the Company issued 2,582.904 Class A Units to Banc of America
    Capital Investors I, LP, 1,937.178 Class A Units to New York Life Capital Partners L.P, and 968.589 Class A Units to Northwestern Mutual Life Insurance Company in connection with the private placement of preferred membership units.

  . During 2000, the Company issued 1,076.5 Class B-1 Units, 1,066 Class B-2
    Units, and 1,063 Class B-3 Units to members of management.

   All of such issuances were deemed exempt from registration under the Securities Act by virtue of Section 4 (2) thereof, as transactions not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

   Set forth below is Selected Financial Data for the Company for the years ended December 31, 2000 and 1999 and for the period from October 7, 1998 to December 31, 1998 and for Audio Communications Network, Inc. (the "Predecessor Company") for the period from January 1, 1998 to October 6, 1998. As discussed above in "Item 1. Business", on October 7, 1998 ACN acquired Audio Communications Inc. ACN had no operations until it acquired Audio Communications Inc. in October 1998. In connection with the merger with Old Muzak on March 18, 1999, ACN changed its name to Muzak LLC.

                                                                    Predecessor Company
                                                                    -------------------
                                                      Period From       Period From
                           Year Ended   Year Ended  October 7, 1998   January 1, 1998
                          December 31, December 31, to December 31,    to October 6,
                              2000         1999          1998              1998
                          ------------ ------------ --------------- -------------------
Statement Of Operations
 Data:
Net Sales...............    $192,148     $130,016      $  5,914           $18,917
Income (Loss) from
 Operations.............      (3,550)       2,723          (119)             (906)
Interest expense, net...      46,073       29,394           888             2,520
Net Loss................     (50,611)     (26,212)       (1,002)           (3,428)
Balance Sheet Data (At
 Period End):
Total assets............    $540,075     $488,243      $ 72,927           $43,854
Intangible assets, net..     324,544      314,364        49,039            24,152
Working Capital
 (deficit)..............       6,297      (35,253)      (41,676)           (1,726)
Long-term debt,
 including current
 portion................     370,171      382,328        42,677            34,589
Other Data:
Capital expenditures for
 property and
 equipment..............    $ 42,547     $ 28,708      $  1,308           $ 3,538
Cash flows provided by
 (used in) operations...      (4,547)     (14,394)        1,167             1,593
EBITDA(1)...............      57,505       39,222         1,569             3,472

--------
(1) EBITDA. Represents net income before interest, income taxes, depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flow as a measure of liquidity, as determined in accordance with generally accepted accounting principles, known as GAAP. However, management believes that EBITDA is a meaningful measure of performance and that it is commonly used in similar industries to analyze and compare companies on the basis of operating performance, leverage and liquidity, however, it is not necessarily comparable to similarly titled amounts of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   ABRY Partners formed Audio Communications Network LLC in October 1998 to acquire 8 Muzak franchises from Audio Communication Network, Inc., which we refer to as Old Audio Communications Network. In March 1999, Muzak Limited Partnership, the franchisor (which we refer to as Old Muzak), was merged into Audio Communications Network LLC, in a transaction with total consideration (including debt repayment) of $274.2 million. In connection with the merger, Audio Communications Network LLC changed its name to Muzak LLC.

   Since the merger in March 1999, we have acquired 11 in-market competitors, including 4 business music providers and 7 music and marketing on-hold and/or in-store messaging providers, and 10 franchises, for an aggregate cash purchase price of $86.6 million. We seek attractive opportunities to acquire music contract portfolios and complementary music and marketing on-hold and in-store messaging businesses and will review the acquisitions of our own franchises if they become available.

Business Overview

   Muzak is the leading provider of business music programming in the United States based on market share. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming. Together with our franchisees, we have nationwide coverage and serve an installed base of approximately 320,000 client locations.

   Our two core products are Audio Architecture and Audio Marketing. We believe that our clients use our products because they recognize them as a key element in establishing their desired business environment, in promoting their corporate identities and in strengthening their brand images.

   We provide our products to numerous types of businesses including specialty retailers, restaurants, department stores, supermarkets, drug stores, financial institutions, hotels, health and fitness centers, business offices, manufacturing facilities and medical centers, among others. Our top ten clients include McDonald's, The Gap, Eckerd, Kinko's and Burger King. Our clients typically enter into a non-cancelable five-year contract that renews automatically for at least one additional five-year term unless specifically terminated at the initial contract expiration date. Our average length of service per Audio Architecture client is approximately 12 years.

   For a typical Audio Architecture client generated by our owned operations, we make an initial one-time investment of approximately $1,190 (including equipment, installation labor, sales commissions and net of installation fees) and currently generate approximately $45 of contribution (gross revenues less direct variable costs) per month per client location. This allows us to recover our investment within 26 months and generate a 56% annual return on investment per Audio Architecture client location, based on an average client relationship of 12 years.

   For a typical Audio Marketing client generated by our owned operations, we make an initial one-time investment of approximately $611 (including equipment, installation labor, sales commissions and net of installation fees) and currently generate approximately $45 of contribution (gross revenues less direct variable costs) per month per client location. This allows us to recover our investment within 14 months and generate a 132% annual return on investment per Audio Marketing client location based on a typical five-year contract term.

   For clients generated by our franchisees, we receive a net monthly fee of approximately $5 for each Audio Architecture client location and a fee for each program that we produce for an Audio Marketing client. The initial one-time investment for a new Audio Architecture or Audio Marketing client location generated by a franchisee is borne exclusively by the franchisee.

Revenues, Cost of Revenues, Expenses and New Client Investments

   Revenues from the sale of music and other business services represented 71.9% of our total revenue in 2000, while equipment and other services revenue represented the remaining 28.1% of our total revenue in 2000. Sales of our Audio Architecture and Audio Marketing products by our owned operations represented 52.5% and 9.5% of total revenue, respectively.

 Revenues

   Our music and other business services revenue is generated from:

 . the sale of our core products, Audio Architecture and Audio Marketing, by our owned operations to clients who pay monthly subscription fees;

 . fees received from franchisees related to Audio Architecture, Audio
   Marketing and the servicing of drive-thru systems; and

 . service contract revenues for maintenance and repair of drive-thru systems used by our quick-service restaurant clients.

   We derive equipment and related services revenues from the sale of audio system-related products, principally sound systems and intercoms, to business music clients and other clients. Equipment and related services revenues also include revenue from the installation, service and repair of equipment installed under a client contract. Installation, service and repair revenues consist principally of revenues from the installation of sound systems and other equipment that is not expressly part of a client contract. Installation revenues from sales of music and other business services are deferred and recognized over the term of the respective contracts.

 Costs of Revenues

   The cost of revenues for music and other business services consists primarily of broadcast delivery, programming and licensing associated with providing music and other business programming to a client or a franchisee. The cost of revenues for equipment represents the purchase cost plus handling, shipping and warranty expenses. The cost of revenues for related services, which includes installation, service and repair, consists primarily of service and repair labor and labor for installation that is not associated with new client locations. The costs for installation that are associated with new client locations are capitalized as part of property and equipment and are depreciated over the initial contract term of five years.

 Expenses

   Selling, general and administrative expenses include salaries, benefits, commissions, travel, marketing materials, training and occupancy costs associated with staffing and operating local sales offices. These expenses also include personnel and other costs in connection with our headquarters functions. Sales commissions are recorded within deferred charges and other assets, net and are amortized as a component of selling, general and administrative expense over the initial contract term of five years. If a client's contract is terminated early, the unamortized sales commission is typically recovered from the salesperson.

 New Client Investment

   The majority of our investments are comprised of our initial outlay for each new client location. We incur these costs only after receiving a signed contract from a client. Our typical initial one-time client installation investment per client location (including equipment, installation labor, sales commissions and net of installation fees) is approximately $1,190 and $611 per Audio Architecture and Audio Marketing client location, respectively. The cost of equipment installed at the client's premises is recorded within property and equipment and amortized over five years. In the event of a contract termination, we can typically recover and reuse the installed equipment. Sales commissions incurred in connection with acquiring new client locations are recorded within deferred charges and other assets, net and amortized as a component of selling, general and administrative expense over the initial contract term of five years. If a client's contract terminates early, the unamortized sales commission is typically recovered from the salesperson.

Results of Operations

   Set forth below are discussions of the results of operations for Muzak Holdings LLC and Audio Communications Network, Inc. for the periods indicated.

 Muzak Holdings LLC--Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   During the period from January 1, 1999 to March 17, 1999, we were a franchisee, with operations in 11 territories. Following the merger in March 1999, we were the franchisor, and our operations were significantly larger, as we generated revenues from owned operations in 45 territories and also received fees from independent franchisees in the remaining 123 territories. The following comparisons are impacted by the fact that 1999 results include less than ten months of results as franchisor and by the acquisitions we completed throughout 1999 and 2000.

   Revenues. Revenues were $192.1 million and $130.0 million for the years ended December 31, 2000 and 1999, respectively, an increase of 47.8%. The growth was attributable to Muzak's significant increase in both Audio Marketing and Audio Architecture clients resulting from the merger, acquisitions and internal growth, as well as the expansion of Muzak's drive-thru systems business. During 2000, through our sales and marketing efforts, we added, net of churn, 23,631 Audio Architecture, 7,777 Audio Marketing and 4,100 drive-thru client locations. During this same period, we added 11,685 Audio Architecture and 1,418 Audio Marketing client locations through acquisitions, net of churn.

   Cost of Revenues. Cost of revenues was $68.8 million and $48.3 million for the years ended December 31, 2000 and 1999, respectively, an increase of 42.4%. Cost of revenues as a percentage of revenues was 35.8% and 37.1% for the years ended December 31, 2000 and 1999, respectively. This improvement was primarily due to the leveraging of fixed costs over a larger client base resulting from the merger, acquisitions and internal growth and headcount reductions taken in the second half of 2000, offset by the $1.6 million charge recorded during 2000 in connection with the renegotiated EchoStar Agreement.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses were $63.8 million and $42.5 million for the years ended December 31, 2000 and 1999, respectively, an increase of 50.1%. This increase is attributable to the growth in revenues as well as the increased administrative expenses we have as franchisor, and due to the increased number of owned operations resulting from the merger and acquisitions. Amortization of sales commissions, a non-cash component of selling, general and administrative expenses, was $5.8 million and $2.5 million for the years ended December 31, 2000 and 1999, respectively. Excluding the amortization of sales commissions, selling, general and administrative expenses as a percentage of revenues were 30.2% and 30.8% for the fiscal years ended December 31, 2000 and 1999, respectively. This margin improvement is attributable to headcount reductions taken in the second half of 2000 as well as vendor consolidation and contract renegotiation to reduce telecommunications, shipping, printing and other costs.

   Depreciation and Amortization Expense. Depreciation and amortization was $63.1 million and $36.5 million for the years ended December 31, 2000 and 1999, respectively, an increase of 72.9%. This increase is due to the growth in intangibles related to the acquisitions consummated in 1999 and 2000, along with the increase in property and equipment in conjunction with Muzak's significant growth in the number of client locations resulting from the merger, acquisitions and internal growth.

   Interest Expense. Interest expense, net of interest income, was $46.1 million and $29.4 million for the years ended December 31, 2000 and 1999, respectively, an increase of 56.7%. The increase in interest expense during 2000 is due to the Company's overall higher borrowing levels as well as an increase in interest rates throughout 2000.

   Income Tax Benefit. The income tax benefit was $1.1 million and $0.4 million for the years ended December 31, 2000 and 1999, respectively, an increase of 175% and related to the Company's corporate subsidiaries. The Company is a limited liability company and is treated as a partnership for income tax purposes.

   Extraordinary loss. Muzak recognized an extraordinary loss of $1.4 million relating to the early redemption of the senior subordinated floating rate notes in October 2000.

   Net loss. The combined effect of the foregoing resulted in a net loss of $50.6 million for the year ended December 31, 2000, compared to a net loss of $26.2 million for the comparable 1999 period.

 Muzak Holdings LLC--Year Ended December 31, 1999

   We did not compare the results for the year ended December 31, 1999 to the prior period as the prior period does not include a full year of operations and we made numerous material acquisitions during 1999. As a result, the comparison of 1999 to the period October 7, 1998 to December 31, 1998 is not meaningful.

   Revenues. Revenues totaled $130.0 million for the year ended December 31, 1999, comprised of $92.1 million business music revenues and $37.9 million equipment and related services. Business music revenues and equipment and related revenues from the acquisitions subsequent to the merger were $5.0 million and $1.0 million, respectively.

   Cost of Revenues. Cost of revenues was $48.3 million for the year ended December 31, 1999. Cost of revenues as a percentage of revenues was 37.1% for the year ended December 31, 1999.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses were $42.5 million, comprised of $16.5 million of sales and marketing expenses and $26.0 million of general and administrative expenses. Duplicative facilities and expenses related to integrating the businesses of Muzak and Old Muzak resulted in an increase in selling, general and administrative expenses during 1999. As a percentage of total revenues, selling, general and administrative expenses were 32.7% for the year ended December 31, 1999.

   Depreciation and Amortization Expense. Depreciation and amortization was $36.5 million for the year ended December 31, 1999. Amortization expense generally increased in the quarters throughout 1999 due to the intangibles related to acquisitions during 1999.

   Interest Expense. Interest expense, net of interest income, was $29.4 million for the year ended December 31, 1999. Interest expense was comprised primarily of expenses related to the 9 7/8% senior subordinated notes and to the senior credit facility.

   Income Tax Benefit. Income tax benefit was $0.4 million for the year ended December 31, 1999 and related to the Company corporate subsidiaries. The Company is a limited liability company and is treated as a partnership for income tax purposes.

 Muzak Holdings LLC--Period From October 7, 1998 to December 31, 1998

   Revenues totaled $5.9 million for the period ended December 31, 1998, comprised primarily of business music revenues. For the same period, cost of revenues totaled $2.6 million. Total selling, general and administrative expenses for the period totaled $1.8 million, comprised principally of salary, benefits and overhead expenses.

 Audio Communications Network, Inc.--Period From January 1, 1998 to October 6, 1998

   Revenues totaled $18.9 million for the period ended October 6, 1998, comprised primarily of business music revenues. For the same period, cost of revenues totaled $8.2 million. Total selling, general and administrative expenses for the period totaled $7.2 million, comprised primarily of salary, benefits and overhead expenses.

Liquidity and Capital Resources

   Our principal sources of funds have been borrowings under the senior credit facility and other indebtedness, cash generated from operations and proceeds from equity contributions. During the year ended December 31, 2000, $4.5 million of cash was used in our operating activities, $89.0 million of cash was used in investing activities, and $94.3 million of cash was provided by financing activities. Cash was used during 2000 to pay down the senior credit facility, redeem the senior subordinated floating rate notes, repay $3.0 million of the sponsor notes, make acquisitions, make investments relating to new client locations and for general corporate purposes.

   We expect that our principal uses of funds from operating activities and borrowings will be the funding of growth in new client locations, interest and principal payments on our indebtedness, net working capital increases and acquisitions. We believe that our cash flows from operations and our current borrowing availability will be sufficient to fund operations and investments associated with new client locations, but excluding acquisitions, through December 31, 2001. In addition, we believe that the cash flows from operations and current borrowing availability will be sufficient to fund operations, excluding acquisitions and investments associated with new client locations, for the foreseeable future.

Capital Investments. The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the year ended December 31, 2000, our total initial investment in new client locations was $56.4 million which was comprised of equipment and installation costs attributable to new client locations of $38.0 million and $18.4 million in sales commissions relating to these new locations. The sales commissions are capitalized in deferred charges and other assets, net and are amortized as a component of selling, general and administrative expenses over the initial contract term of five years. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

   We also invest in property and equipment to be used at our headquarters and within our owned operations. Our investment for such property and equipment for 2000 was approximately $4.5 million, including approximately $3.5 million that we incurred in connection with the build-out of our new headquarters facility in Fort Mill, South Carolina.

   We currently anticipate that for fiscal 2001 our total initial investment in new client locations will be approximately $68.0 million including $43.0 million of equipment and installation costs attributable to new client locations, and $25.0 million in sales commissions relating to new client locations.

   Debt Maturities. The current maturities of long-term debt primarily consist of the current portion of the senior credit facility and other miscellaneous debt. The maturities of long-term debt of our operations during 2001, 2002, 2003, 2004, and 2005 are $5.2 million, $6.8 million, $7.9 million, $27.8 million and $43.1 million, respectively. In addition, the senior credit facility provides for mandatory prepayments with net cash proceeds of certain asset sales, net cash proceeds of permitted debt issuances, net cash proceeds from insurance recovery and condemnation events, and beginning December 31, 2000 the senior credit facility requires annual excess cash repayments. The 9 7/8% senior subordinated notes mature in March 2009. The indentures governing the 9 7/8% senior subordinated notes and the senior discount notes provide that in the event of certain asset dispositions, Muzak and the Company must apply net proceeds first to repay senior indebtedness. To the extent the net proceeds have not been applied within 360 days from the asset disposition to an investment in capital expenditures or other long term tangible assets used in the business, and to the extent the remaining net proceeds exceed $10.0 million, we must make an offer to purchase outstanding 9 7/8% senior subordinated notes at 100% of their principal amount plus accrued interest. To the extent there are excess funds after the purchase of the 9 7/8% senior subordinated notes, Muzak must make an offer to purchase outstanding senior discount notes at 100% of the accreted value. Muzak and the Company must also make an offer to purchase outstanding 9 7/8% senior subordinated notes and the senior discount notes at 101% of their principal amount plus accrued and unpaid interest if a change in control of Muzak occurs.

   Sensitivity to Interest Rate Changes. Due to the variable interest rates under the senior credit facility, we are sensitive to changes in interest rates. Accordingly, in April 1999, we entered into a four year interest rate swap agreement in which we effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 5.59% fixed rate debt. We terminated this agreement on January 28, 2000 and in exchange received approximately $4.4 million. On January 28, 2000, we entered into a new interest rate swap agreement in which we effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 7.04% fixed rate debt. The interest rate swap agreement terminates on April 19, 2002. A 0.5% increase in each of LIBOR and the Alternate Base Rate (6.58% and 9.00% respectively, at December 31, 2000) would impact interest costs by approximately $0.4 million annually on the senior credit facility.

Seasonality

   Muzak experiences slight seasonality in its equipment and related services revenues and costs of revenues resulting primarily from a significant retail client base which constructs and opens new retail stores in time for the fourth quarter holiday season. Accordingly, Muzak experiences higher equipment and related services revenues and costs of goods in the third and fourth quarters, as opposed to the first half of the year, as a result of the installation and servicing of these new retail locations.

Inflation and Changing Prices

   We do not believe that inflation and other changing prices have had a significant impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

   Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. The interest rate exposure for our variable rate debt obligations is currently indexed to LIBOR of one, two, or three months as selected by us, or the Alternate Base Rate. We use interest rate swap agreements to modify its exposure to interest rate movements and to reduce borrowing rates.

   The table below provides information about our debt obligations and interest rate protection agreement. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate protection agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Weighted average variable interest rates are based on implied LIBOR in the yield curve at the reporting date. The principal cash flows are in thousands.

                                                                                               Fair
                                  Expected Maturity Date                                      Value
                         --------------------------------------------                      December 31,
                           2001      2002     2003    2004     2005    Thereafter  Total       2000
                         --------  --------  ------  -------  -------  ---------- -------- ------------
DEBT:
Fixed rate ($US)........ $     82  $     80  $  411  $    94  $   101   $194,003  $194,771   $172,648
Average interest rate...    11.38%    11.38%  11.38%   11.38%   11.38%     11.38%
Variable rate ($US)..... $  5,200  $  6,700  $7,450  $27,750  $47,000   $ 81,300  $175,400   $175,400
Average interest rate...     8.43%     8.81%   9.17%    9.40%    9.60%      9.81%
INTEREST RATE DERIVATIVES:
Variable to fixed swap
 ($US).................. $100,000  $100,000                                                  $ (1,653)
Average pay rate........    7.042%    7.042%
Average receive rate....     5.06%     5.45%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See the Consolidated Financial Statements of Muzak Holdings LLC included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Muzak is a wholly owned subsidiary of the Company. The Company is a limited liability company whose affairs are governed by a Board of Directors. The following table sets forth information about the directors of the Company and the executive officers of Muzak and the Company as of December 31, 2000. Each of the persons identified as a Director below is currently a director of the Company. The election of directors is subject to the terms of the Members Agreement and Securityholders Agreement and are described below under "Item
13. Certain Relationships and Related Transactions."

                Name               Age           Position and Offices
                ----               ---           --------------------
   William A. Boyd................  59 Director; Chief Executive Officer of
                                        Muzak and the Company

   Joseph A. Koff.................  49 Director; President and Chief Operating
                                        Officer of Muzak and the Company

   Stephen P. Villa...............  37 Chief Financial Officer and Treasurer
                                        of Muzak and the Company

   Steven M. Tracy................  50 Senior Vice President, Owned Operations
                                        of Muzak

   David M. Moore.................  37 Senior Vice President, Technical
                                        Operations of Muzak

   Michael F. Zendan II...........  37 General Counsel, Vice President and
                                        Assistant Secretary of Muzak and the
                                        Company

   Peni A. Garber.................  37 Director; Vice President and Secretary
                                        of Muzak and the Company

   David W. Unger.................  43 Director

   Royce G. Yudkoff...............  44 Director; Vice President of Muzak and
                                        the Company

   Andrew Banks...................  45 Director

   Juliana F. Hill................  31 Director

   Randall T. Mays................  35 Director

   The following sets forth biographical information with respect to the directors and executive officers listed above.

   William A. Boyd has been the Chief Executive Officer of Muzak since March 1999 and was the Chief Executive Officer of Old Muzak from 1997 to March 1999, Chairman of the Board of Music Holdings Corp., the general partner of the managing general partner of Old Muzak, from 1997 to March 1999 and was a director of Music Holdings Corp. from 1996 to March 1999. From 1995 to 1996, Mr. Boyd was a private investor. From 1982 to 1995, Mr. Boyd was owner and president of SunCom Communications, a large franchise of Old Muzak. Mr. Boyd was President of the franchise organization from 1994 to 1995 and from 1986 to 1987. Mr. Boyd was also President of Old Muzak's Owned Affiliate division in 1987. Prior to owning a franchise, Mr. Boyd held various positions with Old Muzak.

   Joseph A. Koff has been Muzak's President and Chief Operating Officer since April 2000. From March 1999 to April 2000, he was a private investor. From 1998 to March 1999, Mr. Koff served as the Chief Executive Officer of Audio Communications Network. Mr. Koff served as General Manager of two television stations owned by Sullivan Broadcasting, Inc. in Greensboro, Winston-Salem/High Point, North Carolina, a portfolio company of ABRY, from 1996 to 1998. From 1989 to 1996, Mr. Koff was General Manager of ABRY television stations in Baltimore and Cincinnati. Mr. Koff has also been associated with Malrite Communications Group, Inc. in West Palm Beach, Tampa-St. Petersburg and Phoenix.

   Stephen P. Villa has been Muzak's Chief Financial Officer since September 2000. He served as the Chief Financial Officer and Treasurer of Frisby Technologies, Inc., from April 1998 to September 2000. From January 1997 to March 1998, Mr. Villa was the controller of Harman Consumer Group, an operating company of Harman International, Inc., which sells consumer electronic products. From September 1986 through January 1997, Mr. Villa held numerous positions with Price Waterhouse LLP in their New York and Paris offices. Mr. Villa's last position with Price Waterhouse LLP was audit senior manager.

   Steven M. Tracy has served as Senior Vice President, Owned Operations of Muzak since March 1999 and was the Senior Vice President, Owned Operations of Old Muzak from 1998 to March 1999. From 1997 to 1998, Mr. Tracy was Old Muzak's Vice President, Owned Operations, Western Region. Prior to 1997, Mr. Tracy served as a Regional Director from 1994 to 1997, General Manager from 1988 to 1994 and Vice President/General Manager for Old Muzak from 1986 to 1988.

   David M. Moore has served as Senior Vice President of Technical Operations of Muzak since May 2000. Mr. Moore served as the Vice President of the Network Operations Center from March 1999 to May 2000. Mr. Moore served as an Account Executive at Foundation Telecom, Inc. from 1996 to 1997. From 1990 to 1996 and June 1998 to March 1999, Mr. Moore held various positions at Old Muzak. Prior to joining Old Muzak, Mr. Moore served as General Manager of Atlantic Coast Communications from 1986 to 1990.

   Michael F. Zendan II has been Muzak's Vice President and General Counsel since October 1999. From 1996 to October 1999, Mr. Zendan was Assistant General Counsel (Aerospace) and Assistant Secretary for Coltec Industries Inc, and was Assistant General Counsel (Industrial) for Coltec Industries Inc from 1994-1996, and served as Attorney and Senior Attorney for Coltec Industries Inc from 1992-1994. From 1988-1992, he served as an Associate at Pepe & Hazard.

   Peni A. Garber has served as Director, Vice President and Secretary since March 1999. She is a partner and Secretary of ABRY Partners. She joined ABRY Partners in 1990 from Price Waterhouse, where she served as Senior Accountant in the Audit Division from 1985 to 1990. Ms. Garber is presently a director or the equivalent of CommerceConnect Media Holdings, Inc., Nexstar Broadcasting Group LLC, Network Music Holdings LLC, and Quorum Broadcast Holdings Inc.

   David W. Unger has served as a Director since March 1999 and as Managing Partner of Avalon Equity Partners since its inception in December 1999. Mr. Unger previously served as Vice President of Muzak from March 1999 to August 1999 and was Executive Vice President of Audio Communications Network from May 1997 to March 1999. Prior to May 1997, he was chairman of SunCom Communications, LLC, a franchise of Muzak. Since 1995, Mr. Unger has invested in, operated and sold communications businesses. Prior to 1995, Mr. Unger worked for Communications Equity Associated, Teleprompter Corp., TKR Cable Co. and as an investment banker.

   Royce G. Yudkoff has served as Director and Vice President since March 1999 and as the sole director of Muzak since March 1999. He is the President and Managing Partner of ABRY Partners. Prior to joining ABRY Partners, Mr. Yudkoff was affiliated with Bain & Company. At Bain, where he was a partner from 1985 through 1988, he shared significant responsibility for the firm's media practice. Mr. Yudkoff is presently a director or the equivalent of various companies including Quorum Broadcast Holdings Inc., Nexstar Broadcasting Group LLC and Metrocall, Inc.

   Andrew Banks has served as a Director since March 1999. He is Chairman of ABRY Holdings, LLC. Previously, Mr. Banks was affiliated with Bain & Company. At Bain, where he was a partner from 1986 until 1988, he shared significant responsibility for the firm's media practice.

   Juliana F. Hill has served as a Director since September 2000. She is the Vice President of Finance and Strategic Development of Clear Channel Communications Inc. Prior to joining Clear Channel Communications Inc. in March 1999, she was an associate at US West Communications. From September 1996 to June 1998, she was a student at J.L. Kellogg Graduate School of Management, Northwestern University. Prior to September 1996, she was an audit manager of Ernst & Young LLP.

   Randall T. Mays has served as a Director since September 2000. He is an Executive Vice President, the Chief Financial Officer and a Director of Clear Channel Communications Inc. Prior to serving in this capacity, he served as the Treasurer of Clear Channel Communications from January 1993 to February 1997.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth information concerning the compensation of Muzak's Chief Executive Officer and Muzak's four most highly compensated executive officers, at December 31, 2000, for services in all capacities to Muzak.

                           Summary Compensation Table

                                                                      Long Term
                                        Annual Compensation          Compensation
                               ------------------------------------- ------------
                                                                      Restricted   All Other
   Name and Principal                                 Other Annual      Stock     Compensation
        Position          Year Salary ($) Bonus ($) Compensation ($)  Awards ($)     ($)(1)
   ------------------     ---- ---------- --------- ---------------- ------------ ------------
William A. Boyd (2).....  2000  300,034        --        42,000            --          2,700
 Chief Executive Officer  1999  237,527    358,000       35,000         27,417         2,625
Joseph A. Koff (3)......  2000  179,967        --        25,725         44,025         2,800
 President and Chief
  Operating               1999   62,026     37,500          --             --      1,000,000(4)
 Officer                  1998  116,287        --           --             --            --
 Steven M. Tracy (5)....  2000  160,000     45,000        6,000            --          6,300
 Senior Vice President,   1999  118,750        --         5,000          6,256         4,156
 Owned
 Operations
David M. Moore (6)......  2000  115,000     35,000          --             --          5,400
 Senior Vice President,   1999   89,118     35,000          --           2,496         2,077
 Technical
 Operations
Michael F. Zendan II
 (7)....................
 Vice President and       2000  115,000     15,000          --           3,400         4,680
 General Counsel          1999   23,958        --           --             --            --

--------
(1)  Consists of contributions by Muzak to a defined contribution 401(k) plan.
(2) Bonus amount includes $358,000 of retention bonus in connection with the merger. Other Annual Compensation consists of a housing allowance of $36,000 and $30,000 and a car allowance of $6,000 and $5,000 in 2000 and
     1999, respectively. Aggregate restricted stock holdings were 1,924 shares, with a value on December 31, 2000 of $1,924. One fifth of the restricted stock award vested on March 18, 2000. The remainder is to vest in four additional installments of 384.80 shares each on March 18, 2001, March 18, 2002, March 18, 2003 and March 18, 2004.
(3) Mr. Koff was President of ACN from August 28, 1998 through March 18, 1999, the date of the merger. He separated employment from Muzak on March 31, 1999 and he was re-hired by Muzak on April 23, 2000. Other annual compensation for 2000 consists of a housing allowance of $20,816 and a car allowance of $4,909. Aggregated restricted stock holdings were 1,761 (of which 352.2 units were held in trusts for the benefit of Mr. Koff's children) with a value on December 31, 2000 of $1,761. One fifth of the restricted stock award will vest on April 24, 2001. The remainder is to vest in four additional installments of 352.2 shares each on April 24, 2002, April 24, 2003, April 24, 2004 and April 24, 2005.
(4) Consists of a payment to Mr. Koff in April of 1999 in connection with a non-competition agreement.
(5) Other Annual Compensation consists of a car allowance of $6,000 and $5,000 in 2000 and 1999, respectively. Aggregated restricted stock holdings were 439 shares, with a value on December 31, 2000 of $439. One fifth of the restricted stock award vested on March 18, 2000. The remainder is to vest in four additional installments of 87.80 shares each on March 18, 2001, March 18, 2002, March 18, 2003 and March 18, 2004.
(6) Aggregated restricted stock holdings were 175 shares, with a value on December 31, 2000 of $175. One fifth of the restricted stock award vested on March 18, 2000. The remainder is to vest in four additional installments of 35.00 shares each on March 18, 2001, March 18, 2002, March 18, 2003 and March 18, 2004.
(7) Joined Muzak on October 18, 1999. Aggregated restricted stock holdings were 136 shares, with a value on December 31, 2000 of $136. One fifth of the restricted stock award will vest on June 21, 2001. The remainder is to vest in four additional installments of 27.2 shares on June 21, 2002, June 21, 2003, June 21, 2004 and June 21, 2005.

Voting and Terms of Office

   Pursuant to the Amended and Restated Limited Liability Company Agreement of the Company, each director of the Company is designated as either a "Class A Director" or a "Class B Director." Each Class A Director is entitled to three votes and each Class B Director is entitled to one vote. Any decisions to be made by the Board of Directors requires the approval of a majority of the votes of the Board of Directors. The authorized number of each class of directors is three Class A Directors, Messrs. Banks and Yudkoff and Ms. Garber, and five Class B Directors, Messrs. Boyd, Koff, Unger and Mays and Ms. Hill. The number of directors may be increased or decreased by the Board of Directors. Directors hold office until their respective successors are elected and qualified or until their earlier death, resignation or removal.

Management Employment Agreements

   William A. Boyd. Pursuant to the employment agreement dated as of March 18, 1999 by and among Mr. Boyd, the Company and Muzak, Muzak agreed to employ Mr. Boyd as President and Chief Executive Officer until his resignation, death, disability or termination of employment. Under the employment agreement, Mr. Boyd is:

  .  required to devote substantially all of his business time to Muzak;

  . entitled to a minimum base salary of $300,000, with annual increase by the consumer price index of the preceding year;

  . eligible for a bonus, as determined by the Board of Directors of the Company, up to $0.15 million with annual increases by the consumer price index of the preceding year;

  . prohibited from competing with Muzak during the term of his employment period and for a period of twelve months thereafter; and

  . prohibited from disclosing any confidential information gained during his employment period.

If Muzak terminates Mr. Boyd's employment without "cause," Mr. Boyd will be entitled to receive his base salary for a period of one year thereafter.

   Joseph A. Koff. Pursuant to the employment agreement dated as of April 24, 2000, by and among Mr. Koff, the Company and Muzak, Muzak agreed to employ Mr. Koff as President and Chief Operating Officer until his resignation, death, disability or termination of employment. Under the employment agreement, Mr. Koff is:

  .  required to devote substantially all of his business time to Muzak;

  . entitled to a minimum base salary of $250,000, with annual increases of 5%;

  . eligible for a bonus, as determined by the Board of Directors of the Company, up to $0.1 million with annual increases of 5%;

  . prohibited from competing with Muzak during the term of his employment period and for a period of twenty four months thereafter; and

  . prohibited from disclosing any confidential information gained during his employment period.

If Muzak terminates Mr. Koff's employment without "cause", Mr. Koff will be entitled to receive his base salary for a period of one year thereafter.

   Other Executive Officers. Each of Messrs. Tracy, Zendan, Moore, Villa is a party to an employment agreement with Muzak, the terms of which are the same in all material respects. Each agreement may be terminated at any time by either party. Under the agreements, the executive is:

  . entitled to compensation in accordance with Muzak's employee compensation plan, which may be amended by Muzak at any time;

  . prohibited from competing with Muzak during the term of employment and for 18 months thereafter; and

  . prohibited from disclosing any confidential information gained during the executive's employment period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information regarding the beneficial ownership of the Class A and Class A-1 units of the Company, which are the only outstanding membership interests in the Company with voting rights, as of February 26, 2001, by:

  . holders having beneficial ownership of more than 5% of the voting equity interest of the Company;

  .  each director of the Company;

  . each of Muzak's executive officers shown in the summary compensation table; and

  .  all directors and executive officers as a group.

                                                                 Beneficial
                                                                Ownership(a)
                                                              -----------------
Beneficial Owner                                              Number Percentage
----------------                                              ------ ----------
MEM Holdings , LLC(b)........................................ 60,027    62.4%
 18 Newbury Street
 Boston, MA 02116
AMFM Systems Inc.(c)......................................... 19,910    20.7%
 200 East Basse Road
 San Antonio, Texas 78209
William A. Boyd..............................................  1,323     1.5%
Joseph A. Koff...............................................    609     *
Stephen P. Villa.............................................    --      *
Steven M. Tracy..............................................    143     *
Michael F. Zendan II.........................................    --      *
David M. Moore...............................................    --      *
Andrew Banks.................................................    --      *
Peni A. Garber...............................................    --      *
Juliana F. Hill..............................................    --      *
Randall T. Mays..............................................    --      *
David W. Unger...............................................  1,255     1.4%
Royce G. Yudkoff(d).......................................... 60,027    62.4%
All directors of the Company and executive officers of Muzak as a group
 (12 persons)................................................ 63,357    65.4%

--------
 *  Less than 1%
(a) "Beneficial ownership" generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, the Company believes that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.
(b) MEM Holdings, LLC is controlled by ABRY Broadcast Partners II, L.P. and ABRY Broadcast Partners III, L.P., both of which are affiliates of ABRY Partners.
(c) AMFM Systems Inc. is owned by Clear Channel Communications, Inc.
(d) Mr. Yudkoff is the sole owner of the equity interests of ABRY Holdings III, Inc., the general partner of ABRY Equity Investors, L.P., the general partner of ABRY Broadcast Partners III. Mr. Yudkoff is also the sole owner of ABRY Holdings, Inc., the general partner of ABRY Capital, L.P., which is the general partner of ABRY Broadcast Partners II. As a result, Mr. Yudkoff may be deemed to beneficially own the shares owned by ABRY Broadcast Partners III, and ABRY Broadcast Partners II, which are the beneficial owners of MEM Holdings. The address of Mr. Yudkoff is the address of MEM Holdings.

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

   The Management Securities Repurchase Agreement between Mr. Unger and the Company was terminated in August 1999.

Subscription Agreements

   From June to September 2000, the Company sold a total of $25.0 million of its class A-1 units to certain investors (including approximately $14.4 million of class A-1 units to MEM Holdings LLC and approximately $4.7 million of class A-1 units to AMFM Systems) pursuant to Subscription Agreements at a price per unit of $2,800.

Members Agreement

   The Company, MEM Holdings, Mr. Unger, Mr. Koff, Mr. Boyd, Music Holdings Corp., CMS Co-Investment Subpartnership, CMS Diversified Partners, L.P. and Stephen Jones are parties to a Second Amended and Restated Members Agreement dated as of October 18, 2000. Pursuant to the Members Agreement, MEM Holdings, Mr. Unger, Mr. Koff, Mr. Boyd, Music Holdings Corp., CMS Co-Investment Subpartnership, CMS Diversified Partners, L.P. and Stephen Jones have agreed to vote their equity interests in the Company to elect Mr. Unger and Mr. Boyd to the Board of Directors of the Company. The Members Agreement also contains:

  . "co-sale" rights exercisable in the event of specified sales by MEM Holdings or its permitted transferees;

  . "drag along" sale rights exercisable by the Board of Directors of the Company and holders of a majority of the then outstanding class A units and class A-1 units, in the event of an Approved Company Sale, as defined in the Members Agreement;

  .  preemptive rights;

  . restrictions on transfers of membership interests by Mr. Unger, Mr. Koff, Mr. Boyd, Music Holdings Corp., CMS Co-Investment Subpartnership, CMS Diversified Partners, L.P. and Stephen Jones and its permitted transferees; and

  . rights to first refusal exercisable by MEM Holdings, Mr, Unger, Mr. Koff, Mr. Boyd and Muzak on any transfer by Music Holdings Corp.

   The voting restrictions will terminate with respect to Mr. Unger upon the first to occur of an Approved Company Sale and a specified liquidity event with respect to Mr. Unger's class A units, and with respect to Mr. Boyd upon the earlier of an Approved Company Sale and the date on which he ceases to serve as the President and CEO of the Company or Muzak. The co-sale, drag along, transfer restrictions and rights of first refusal will terminate upon consummation of the first to occur of a Qualified Public Offering, as defined in the Members Agreement, or an Approved Company Sale.

CMS Co-Investment

   MEM Holdings, CMS Co-Investment Subpartnership and CMS Diversified Partners, L.P. are parties to a Purchase and Sale Agreement dated as of May 26, 1999. Pursuant to the Purchase and Sale Agreement, MEM

Holdings sold 2,800 Class A Units of the Company to CMS Co-Investment Subpartnership and 200 Class A Units of the Company to CMS Diversified Partners, L.P. for $1,000 per unit, in cash. The Sale and Purchase Agreement also provides that CMS Co-Investment Subpartnership and CMS Diversified Partners, L.P. grant MEM Holdings an irrevocable proxy for as long as MEM Holdings own any equity securities in the Company.

Securityholders Agreement

   The Company, MEM Holdings, AMFM Systems and other investors are parties to an Amended and Restated Securityholders Agreement dated as of October 18, 2000. Pursuant to the Securityholders Agreement, the parties have agreed to vote their equity interests in the Company to establish the composition of the Board of Directors of the Company and to provide observer rights for specified investors to attend meetings of the Board of Directors. The Securityholders Agreement also contains:

  . "co-sale" rights exercisable in the event of specified sales by MEM Holdings or AMFM Systems;

  . "drag along" rights exercisable by the Board of Directors of the Company and holders of a majority of the then outstanding class A units and class A-1 units, in the event of an Approved Company Sale, as defined in the Securityholders Agreement;

  .  preemptive rights;

  . restrictions on transfers of membership interests by MEM Holdings, AMFM
    Systems and other investors party to the Securityholders Agreement and its permitted transferees; and

  . rights of first offer exercisable by AMFM Systems on any transfer by MEM Holdings, and vice versa, and rights of first offer exercisable by MEM Holdings and AMFM Systems on any transfer by the other parties to the Securityholders Agreement.

   The voting restrictions will terminate upon an Approved Company Sale. The co-sale rights will terminate upon the consummation of the first to occur of an initial Public Offering by the Company, as defined in the Securityholders Agreement, or an Approved Company Sale. The drag along rights, preemptive rights and the rights of first offer will terminate on the consummation of the first to occur of a Qualified Public Offering, as defined in the Securityholders Agreement, or an Approved Company Sale.

Registration Agreement

   The Company, MEM Holdings, Mr. Koff, Mr. Boyd, Mr. Unger, Music Holdings Corp., AMFM Systems, Inc, and other investors are parties to a Second Amended and Restated Registration Agreement dated as of October 18, 2000. Pursuant to this Registration Agreement, the holders of majority of the ABRY Registrable Securities, as defined in the Registration Agreement, may request a demand registration under the Securities Act of all or any portion of the ABRY Registrable Securities:

  .  on Form S-1 or any similar long-form registration,

  . on Form S-2 or S-3 or any similar short-form registration, if available, and

  .  on any applicable form pursuant to Rule 415 under the Securities Act.

   In accordance with the Registration Agreement, the holders of a majority of AMFM Registrable Securities, as defined in the Registration Agreement, may request a demand registration under the Securities Act of all or any portion of the AMFM Registrable Securities on Form S-1 or any similar long-form registration and on Form S-2 or S-3 or any similar short-form registration. In addition, the holders of at least 60% of the Preferred Registrable Securities, as defined in the Registration Agreement, may request a demand registration under the Securities Act of all or any portion of the Preferred Registrable Securities on Form S-1, but the registration will be effected as a short-form registration, if available. All holders of Registrable Securities, as defined in the Registration Agreement, will have "piggyback" registration rights, which entitle them to include their registrable equity securities in registrations of securities by the Company, subject to the satisfaction of specified conditions.

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

ABRY Partners Management and Consulting Services Agreement

   Pursuant to an Amended and Restated Management and Consulting Services Agreement between ABRY Partners and Muzak dated March 18, 1999, ABRY Partners is entitled to a management fee when, and if, it provides advisory and management consulting services to the Company and based on the amount invested by ABRY Partners and its affiliates in the Company. The Company anticipates that any such management fee, if incurred, would be $0.3 million per annum payable quarterly in arrears plus reimbursable expenses, adjusted as follows. The Management Agreement provides that beginning in 1999, any applicable management fee should be multiplied by 1.05 raised to the power obtained by subtracting 1998 from the number of the calendar year. During 2000, the Company incurred $0.3 million in fees under this agreement. Either ABRY Partners or the Company, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other.

Related Party Debt

   From July 1, 1999 through November 24, 1999, Muzak borrowed an aggregate amount of $30.0 million from MEM Holdings in the form of junior subordinated unsecured notes (the "Sponsor Notes"). MEM Holdings is a holding company that owns 62.4% of the voting membership interests in the Company. ABRY Broadcast Partners III, L.P. and ABRY Broadcast Partners II, L.P. are the beneficial owners of MEM Holdings.

   The Sponsor Notes mature on June 30, 2007, at which time principal and accrued interest are due. Interest accrues at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30 or December 31 with bear interest at 15% per annum until such interest is paid or extinguished. The Sponsor Notes are junior and subordinate to payments for the Senior Credit Facility and the Senior Notes. At any time, the Sponsor Notes may be converted into class A units of the Company. If the Sponsor Notes, have not been repaid in full as of May 2001, the Sponsor Notes will automatically be converted into class A units of the Company. In October 2000, the Company repaid a $3.0 million Sponsor Note with the proceeds from the private placement of preferred membership units.

Family Relationships

   William Boyd, Muzak's Chief Executive Officer, is the father of Robert Boyd, Muzak's Vice President and General Manager of Audio Marketing. Robert Boyd earned over $60,000 during 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1)  Financial Statements:

                                                                           Page
                                                                          Number
                                                                          ------
MUZAK HOLDINGS, LLC
Report of Independent Accountants.......................................   F-1
Consolidated Balance Sheets at December 31, 2000 and 1999...............   F-3
Consolidated Statements of Operations for the years ended December 31,
 2000 and 1999 and the period from October 7, 1998 to December 31, 1998
 .......................................................................   F-4
Consolidated Statements of Cash Flows for the years ended December 31,
 2000 and 1999 and the period from October 7, 1998 to December 31,
 1998...................................................................   F-5
Consolidated Statement of Changes in Members' Interests for the fiscal years ended December 31, 2000 and 1999 and the period from October 7,
 1998 to December 31, 1998 .............................................   F-6
Notes to Consolidated Financial Statements..............................   F-7
AUDIO COMMUNICATIONS NETWORK, INC. (THE "PREDECESSOR COMPANY")
Report of Independent Accountants.......................................   F-2
Consolidated Statement of Operations for the period from January 1, 1998
 to October 6, 1998.....................................................   F-4
Consolidated Statement of Cash Flows for the period from January 1, 1998
 to October 6, 1998.....................................................   F-5
Consolidated Statement of Stockholders' Equity for the period from
 January 1, 1998 to October 6, 1998.....................................   F-6
Notes to Consolidated Financial Statements..............................   F-7

   (2) Financial Schedules:

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

   (a)(3) Exhibits:

 Exhibit
 Number                                Description
 -------                               -----------
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

  3.7    Certificate of Formation of MLP Environmental Music, LLC. (1)

  3.8    Articles of Incorporation of Music Acquisition, Inc. (1)

  3.9 Certificate of Amendment by Shareholders of Music Acquisition, Inc. to the Articles of Incorporation of Music Acquisition, Inc. (1)

  3.10 Certificate of Amendment by Shareholders to the Articles of Incorporation of Ohio Sound and Music, Inc. (1)

  3.11   Certificate of Formation of ACN Holdings, LLC. (1)

  3.12   Certificate of Amendment to the Certificate of Formation of ACN
         Holdings, LLC. (1)

  3.13 Amended and Restated Limited Liability Company Agreement of Muzak LLC, dated as of March 18, 1999. (1)

  3.14   By-laws of Muzak Finance Corp. (1)

  3.15   By-laws of Muzak, Inc. (1)

  3.16   Amended and Restated Limited Liability Agreement of MLP Environmental
         Music, LLC, dated as of March 18, 1999. (1)

  3.17   Code of Regulations of Business Sound, Inc. (1)

  3.18   Third Amended and Restated Limited Liability Company Agreement of
         Muzak Holdings LLC dated as of October 18, 2000. (6)

  3.20   Certificate of Formation of BI Acquisition, LLC. (1)

  3.21   Limited Liability Agreement of BI Acquisition, LLC dated as of August
         18, 1999. (1)

 Exhibit
 Number                                Description
 -------                               -----------
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

  4.2    Form of 9 7/8% Senior Subordinated Notes due 2009 (included in Exhibit
         4.1 above as Exhibit A). (1)

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

  4.6 Indenture, dated as of February 2, 2000 by and among Muzak LLC and Muzak Finance Corp., as Issuers and State Street Bank and Trust
         Company, as Trustee. (4)

  4.7    Purchase Agreement, dated February 2, 2000 by and among Muzak LLC and
         Muzak Finance Corp., the Guarantors named therein and CIBC Inc. (4)

  4.8 Registration Rights Agreement, dated as of February 2, 2000 by and among Muzak LLC and Muzak Finance Corp., the Guarantors named therein and CIBC Inc. (4)

  4.9 Indenture, dated as of March 18, 1999 by and among Muzak Holdings LLC and Muzak Holdings Finance Corp., as Issuers and State Street Bank and
         Trust Company, as Trustee. (2)

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

  4.13   Muzak LLC 15% Junior Unsecured Promissory Note due 2007. (1)

  4.14   Muzak LLC 15% Junior Unsecured Promissory Note due 2007. (4)

  4.15   Muzak LLC 15% Junior Unsecured Promissory Note due 2007. (4)

  4.20 Supplemental Indenture, dated as of February 24, 2000 by and among Telephone Audio Productions, Inc., Muzak LLC, and subsidiaries, as
         Guarantors and State Street Bank and Trust Company, as Trustee (Senior
         Subordinated Notes). (5)

  4.21 Supplemental Indenture, dated as of February 24, 2000 by and among Telephone Audio Productions, Inc., Muzak LLC, and subsidiaries, as
         Guarantors and State Street Bank and Trust Company, as Trustee
         (Floating Rate Notes). (5)

  4.22   Supplemental Indenture, dated as of March 24, 2000 by and among Vortex
         Sound Communications Company, Inc., Muzak LLC, and subsidiaries, as
         Guarantors and State Street Bank and Trust Company, as Trustee (Senior
         Subordinated Notes). (5)

 Exhibit
 Number                                Description
 -------                               -----------
  4.23   Supplemental Indenture, dated as of March 24, 2000 by and among Vortex
         Sound Communications Company, Inc., Muzak LLC, and subsidiaries, as
         Guarantors and State Street Bank and Trust Company, as Trustee
         (Floating Rate Notes). (5)

  4.24   Supplemental Indenture, dated as of March 31, 2000 by and among Music
         Incorporated, Muzak LLC, and subsidiaries, as Guarantors and State
         Street Bank and Trust Company, as Trustee (Senior Subordinated Notes).
         (5)

  4.25   Supplemental Indenture, dated as of March 31, 2000 by and among Music
         Incorporated, Muzak LLC, and subsidiaries, as Guarantors and State
         Street Bank and Trust Company, as Trustee (Floating Rate Notes). (5)

  4.26   Supplemental Indenture, dated as of March 31, 2000 by and among Muzak
         Houston, Inc., Muzak LLC, and subsidiaries, as Guarantors and State
         Street Bank and Trust Company, as Trustee (Senior Subordinated Notes).
         (5)

  4.27   Supplemental Indenture, dated as of March 31, 2000 by and among Muzak
         Houston, Inc., Muzak LLC, and subsidiaries, as Guarantors and State
         Street Bank and Trust Company, as Trustee (Floating Rate Notes). (5)

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

 10.2    Pledge and Security Agreement, dated as of March 18, 1999, among Audio
         Communications Network, LLC, Muzak Holdings LLC, and certain present and future domestic subsidiaries of Audio Communications Network, LLC, as Guarantors, and Canadian Imperial Bank of Commerce, as agent for the benefit of Lenders and Lender Counterparties and Indemnities. (1)

 10.4*   Amended and Restated Members Agreement, dated as of March 18, 1999, by and among Muzak Holdings LLC (f/k/a ACN Holdings, LLC), MEM Holdings
         LLC, David Unger, Joseph Koff, William Boyd and Music Holdings Corp.
         (1)

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

 10.7*   Executive Employment Agreement, dated as of March 18, 1999, among
         Muzak Holdings LLC, Muzak LLC, and William A. Boyd. (1)

 10.8*   Executive Employment Agreement, dated as of April 24, 2000, among
         Muzak Holdings LLC, Muzak LLC, and Joseph Koff. (9)

 10.9* Executive Employment Agreement dated as of October 6, 1998, by and among ACN Operating, LLC, Audio Communications Network, LLC and David
         Unger. (1)

 10.10*  First Amendment to the Executive Employment Agreement dated as of
         March 18, 1999 to the certain Executive Employment Agreement dated as of October 6, 1998, by and between Audio Communications Network, LLC f/k/a ACN Operating, LLC and David Unger. (1)

 10.11 Securities Repurchase Agreement dated as of October 6, 1998 by and among ACN Holdings, LLC, David Unger and ABRY Broadcast Partners III,
         L.P. (2)

 Exhibit
 Number                                Description
 -------                               -----------
 10.12   Second Amended and Restated Registration Rights Agreement, dated as of
         October 18, 2000, by and among Muzak Holdings LLC and the parties named therein. (7)

 10.13   Amended and Restated Securityholders Agreement dated as of October 18,
         2000 by and among Muzak Holdings LLC and the various parties named therein. (7)

 10.14   Securities Purchase Agreement between Muzak Holdings LLC as Issuer and
         BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000. (7)

 10.15   First Amendment, Consent and Waiver, dated as of July 1, 1999 to the
         Credit and Guaranty Agreement, dated as of March 18, 1999 among Muzak
         LLC, as Borrower, Muzak Holdings LLC and certain Subsidiaries of Muzak
         LLC, as Guarantors, various Lenders, Goldman Sachs Credit Partners
         L.P., as Syndication Agent, Canadian Imperial Bank of Commerce, as
         Administrative Agent and Goldman Sachs Credit Partners L.P. and CIBC
         Oppenheimer Corp. as Co-Lead Arrangers. (1)

 10.16   Second Amendment Consent and Waiver dated October 26, 1999 to the
         Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak
         LLC as borrower. (3)

 10.17   Third Amendment Consent and Waiver dated January 14, 2000 to the
         Credit and Guaranty Agreement dated as of March 18, 1999 with Muzak
         LLC as Borrower. (4)

 10.18   Fourth Amendment and Waiver dated August 2, 2000 to the Credit and
         Guaranty Agreement dated as of March 18, 1999 with Muzak LLC as
         Borrower (6)

 10.19 Investor Securities Purchase Agreement dated as of October 6, 1998 by and among ACN Holdings, LLC and the investors named therein. (2)

 10.20 Form of Incentive Unit Agreement by and among Muzak Holdings LLC, each of the Name Executives and ABRY Broadcast Partners III, L.P. (2)

--------
 * Management contract or compensatory plan or arrangement.
(1) Incorporated by reference to Muzak LLC's Registration Statement on Form S-4, File No. 333-78571.
(2) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-78573.
(3) Incorporated by reference to Muzak LLC's Report on Form 10-Q for the fiscal quarter ended September 30, 1999.
(4) Incorporated by reference to Muzak LLC's Report on Form 10-K/A for the year ended December 31, 1999.
(5) Incorporated by reference to Muzak LLC's Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
(6) Incorporated by reference to Muzak LLC's Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
(7) Incorporated by reference to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(8) Incorporated by reference to Muzak LLC's Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(9) Incorporated by reference to Muzak LLC's Report on Form 10-K for the fiscal year ended December 31, 2000.

   (b) Reports on Form 8-K.

   (c) During the last quarter of the fiscal year for which this report on Form 10-K was filed, the Company filed no reports on Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 27th day of February 2001.

                                          Muzak Holdings Finance Corp.
                                          Muzak Holdings llc

                                                  /s/ William A. Boyd
                                          By: _________________________________
                                                      William A. Boyd
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 27th day of February 2001.

                 Signature                                Title
                 ---------                                -----

          /s/ William A. Boyd               Chief Executive Officer
___________________________________________  (Principal Executive Officer)
              William A. Boyd

         /s/ Stephen P. Villa               Chief Financial Officer
___________________________________________  (Principal Financial Officer and
             Stephen P. Villa                Principal Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Muzak Holdings LLC:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 26 related to Muzak Holdings LLC present fairly, in all material respects, the financial position of Muzak Holdings LLC and its subsidiaries (the "Company"), formally known as ACN Holdings, LLC, at December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period from October 7, 1998 to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 15, 2001 except as to the last sentence of the fourth paragraph in
 Note 6, for which the date is February 26, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Muzak Holdings LLC

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 26 related to Audio Communications Network, Inc. ("ACN" or "Predecessor Company") present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 1998 to October 6, 1998 in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of ACN's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 19, 1999

ITEM 1. FINANCIAL STATEMENTS

                               MUZAK HOLDINGS LLC

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                            December 31, 2000 December 31, 1999
                                            ----------------- -----------------
                  ASSETS
                  ------

Current Assets:
  Cash and cash equivalents................     $  3,012          $  2,275
  Accounts receivable, net of allowances of
   $4,066 and $3,683.......................       38,847            30,131
  Inventories..............................       11,082            12,283
  Prepaid expenses and other assets........        2,548             2,304
                                                --------          --------
    Total current assets...................       55,489            46,993
Property and equipment, net................      114,571            95,050
Intangible assets, net.....................      324,544           314,364
Deferred charges and other assets, net.....       45,471            31,836
                                                --------          --------
    Total assets...........................     $540,075          $488,243
                                                ========          ========


     LIABILITIES AND MEMBERS' INTEREST
     ---------------------------------

Current Liabilities:
  Revolving credit facility................     $  4,000          $ 25,000
  Current maturities of long term debt.....        5,281             4,197
  Current maturities of other liabilities..        3,776             1,394
  Accounts payable.........................       14,498            15,123
  Accrued expenses.........................       19,541            34,433
  Advance billings.........................        2,096             2,099
                                                --------          --------
    Total current liabilities..............       49,192            82,246
Long-term debt.............................      333,890           323,131
Related party notes........................       27,000            30,000
Other liabilities..........................       17,993             9,798
Commitments and Contingencies (Note 14)
Mandatorily redeemable preferred units.....       79,762               --
Members' Interest:
  Class A units............................      110,680            70,599
  Class B units............................        2,522             2,822
  Accumulated deficit......................      (80,964)          (30,353)
                                                --------          --------
    Total members' interest................       32,238            43,068
                                                --------          --------
    Total liabilities and members'
     interest..............................     $540,075          $488,243
                                                ========          ========

   The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                     Predecessor
                                                                       Company
                                                                     -----------
                                                                     Period from
                                                        Period From  January 1,
                                                         October 7,     1998
                               Year Ended   Year Ended  1998 Through   Through
                              December 31, December 31, December 31, October 6,
                                  2000         1999         1998        1998
                              ------------ ------------ ------------ -----------
Revenues:
  Music and other business
   services.................    $138,167     $ 92,149     $ 3,909      $12,315
  Equipment and related
   services.................      53,981       37,867       2,005        6,602
                                --------     --------     -------      -------
                                 192,148      130,016       5,914       18,917
                                --------     --------     -------      -------
Cost of revenues:
  Music and other business
   services (excluding
   $30,344, $20,243, $775,
   and $1,789 of
   depreciation and
   amortization expense)....      29,756       19,317         833        2,670
  Equipment and related
   services.................      39,019       29,002       1,723        5,536
                                --------     --------     -------      -------
                                  68,775       48,319       2,556        8,206
                                --------     --------     -------      -------
                                 123,373       81,697       3,358       10,711
                                --------     --------     -------      -------
Selling, general and
 administrative expenses....      63,798       42,495       1,794        7,245
Depreciation and
 amortization expense.......      63,125       36,479       1,683        4,372
                                --------     --------     -------      -------
Income (loss) from
 operations.................      (3,550)       2,723        (119)        (906)
Other income (expense):
  Interest expense, net.....     (46,073)     (29,394)       (888)      (2,520)
  Other, net................        (652)          20           5            6
                                --------     --------     -------      -------
Loss before income taxes and
 extraordinary item.........     (50,275)     (26,651)     (1,002)      (3,420)
Income tax provision
 (benefit)..................      (1,082)        (439)        --             8
                                --------     --------     -------      -------
Loss from operations before
 extraordinary item.........     (49,193)     (26,212)     (1,002)      (3,428)
Extraordinary Loss..........      (1,418)         --          --           --
                                --------     --------     -------      -------
Net loss....................    $(50,611)    $(26,212)    $(1,002)     $(3,428)
                                ========     ========     =======      =======

   The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Predecessor Company
                                                     Period From   -------------------
                                                   October 7, 1998     Period From
                          Year Ended   Year Ended      Through       January 1, 1998
                         December 31, December 31,  December 31,   Through October 6,
                             2000         1999          1998              1998
                         ------------ ------------ --------------- -------------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net loss..............    $(50,611)   $ (26,212)     $ (1,002)          $(3,428)
 Adjustments to derive
  cash flow from
  operating activities:
 Extraordinary loss....       1,418          --            --                --
 Loss on disposal of
  fixed assets.........         554           74           --                --
 Deferred income tax
  benefit..............      (1,136)        (458)          --                --
 Depreciation and
  amortization.........      63,125       36,479         1,683             4,372
 Amortization of senior
  discount notes.......       5,925        4,218           --                --
 Amortization of
  deferred financing
  fees.................       1,795        1,226            20                58
 Amortization of
  deferred subscriber
  acquisition costs....       5,786        2,488           --                --
 Deferred subscriber
  acquisition costs....     (18,371)      (9,734)         (209)             (524)
 Unearned installment
  income...............        (807)       1,110           --                --
 Change in certain
  assets and
  liabilities, net of
  business acquisitions
  (Increase) decrease
   in accounts
   receivable..........      (9,723)     (12,268)           95               241
  (Increase) decrease
   in inventory........        (135)      (3,225)         (524)              303
  (Decrease) increase
   in accrued
   expenses............      (8,563)       3,716           597               112
  Increase (decrease)
   in accounts
   payable.............       6,191      (14,729)          546               379
  (Decrease) increase
   in advance
   billings............          (3)       2,099           --                --
  Other, net...........           8          822           (39)               80
                           --------    ---------      --------           -------
   Net cash provided by
    (used in) operating
    activities.........      (4,547)     (14,394)        1,167             1,593
                           --------    ---------      --------           -------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Acquisitions, net of
  cash.................     (44,665)    (306,176)      (67,028)              --
 Proceeds from the sale
  of fixed assets......         239          160           --                --
 Capital expenditures
  for property and
  equipment and
  intangibles..........     (44,592)     (30,895)       (1,308)           (3,538)
                           --------    ---------      --------           -------
   Net cash used in
    investing
    activities.........     (89,018)    (336,911)      (68,336)           (3.538)
                           --------    ---------      --------           -------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
Proceeds from issuance
 of senior subordinated
 notes.................         --       115,000           --                --
Change in book
 overdrafts............      (6,820)      12,142           --                --
Repayment of floating
 rate notes............     (36,540)         --            --                --
Borrowing of floating
 rate notes............      36,000          --            --                --
Proceeds from issuance
 of senior discount
 notes.................         --        39,996           --                --
Proceeds from sale of
 interest rate swap....       4,364          --            --                --
Borrowings from senior
 credit facility.......      10,000      165,000           --                --
Repayments of senior
 credit facility.......      (3,600)         --            --                --
Proceeds from long-term
 debt..................         --           --            --              2,200
Proceeds from issuance
 of preferred units,
 net of fees...........      82,790          --            --                --
Proceeds from sale of
 stock.................         --           --            --                  7
Proceeds from issuance
 of membership units...      35,636       24,279        27,262               --
Repayment of notes
 payable to related
 parties...............      (3,000)     (41,683)          --                --
Issuance of notes
 payable to related
 party.................         --        30,000        40,818               --
Borrowings under
 revolver..............      39,400       33,500           --                --
Repayment of revolver..     (60,400)      (8,500)          --                --
Repayments of other
 debt..................      (2,038)      (3,534)           (8)             (552)
Payment of fees
 associated with the
 financing.............      (1,490)     (13,913)           --                --
                           --------    ---------      --------           -------
   Net cash provided by
    financing
    activities.........      94,302      352,287        68,072             1,655
                           --------    ---------      --------           -------
INCREASE (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS...........         737          982           903              (290)
CASH AND CASH
 EQUIVALENTS, BEGINNING
 OF PERIOD.............       2,275        1,293           390               680
                           --------    ---------      --------           -------
CASH AND CASH
 EQUIVALENTS, END OF
 PERIOD................    $  3,012    $   2,275      $  1,293           $   390
                           ========    =========      ========           =======
 Significant non-cash
  activities:
 Issuances of common
  stock in connection
  with acquisitions....    $  1,258    $  21,880           --                --
 Capital lease
  obligations..........       4,550        1,644           --                --

   The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                   STOCKHOLDERS' EQUITY AND MEMBERS' INTEREST
                        (In thousands, except for units)

Predecessor Company:

                                    Contributed        Contributed
                                     Capital-            Capital      Total
                                     Preferred  Common  in Excess  Accumulated Stockholders'
                         Investment  Warrants   Stock    of Par      Deficit      Equity
                         ---------- ----------- ------ ----------- ----------- -------------
Balance, December 31,
 1997...................     --         --       1,126    9,851       (2,799)       8,178
Stock options
 exercised..............     --         --           1        6          --             7
Net loss................     --         --         --       --        (3,428)      (3,428)
                            ----       ----     ------   ------      -------      -------
Balance at October 6,
 1998...................    $--        $--      $1,127   $9,857      $(6,227)     $ 4,757
                            ====       ====     ======   ======      =======      =======

MUZAK HOLDINGS LLC:

                              Class A           Class B
                          ----------------  ---------------
                                                                          Total
                                                             Accumulated Members'
                           Units  Dollars    Units  Dollars    Deficit    Equity
                          ------- --------  ------- -------  ----------- --------
Balance, October 7, 1998
 (prior to initial
 contribution by
 members)...............      --  $    --       --  $  --     $    --    $   --
Issuance of units.......   27,262   27,262    2,414    --          --     27,262
Net loss................      --       --       --     --       (1,002)   (1,002)
                          ------- --------  ------- ------    --------   -------
Balance, December 31,
 1998...................   27,262   27,262    2,414    --       (1,002)   26,260
Issuance of units.......   40,198   40,198    7,867  2,822         --     43,020
Split of common units
 affected in the form of
 a dividend.............    3,139    3,139      --     --       (3,139)      --
Net loss................      --       --       --     --      (26,212)  (26,212)
                          ------- --------  ------- ------    --------   -------
Balance, December 31,
 1999...................   70,599   70,599   10,281  2,822     (30,353)   43,068
Issuance of units.......   26,311   42,383    2,529      4         --     42,387
Preferred return on
 preferred units........      --    (2,302)     --    (304)        --     (2,606)
Net loss................      --       --       --     --      (50,611)  (50,611)
                          ------- --------  ------- ------    --------   -------
Balance, December 31,
 2000...................   96,910 $110,680   12,810 $2,522    $(80,964)  $32,238
                          ======= ========  ======= ======    ========   =======

   The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   Organization--Muzak Holdings LLC and its subsidiaries (the "Company"), formerly known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of Delaware. Muzak LLC, a wholly owned subsidiary of the Company, provides business music programming to clients through its integrated nationwide network of owned operations and franchisees. Muzak LLC began its operations on October 7, 1998 with the acquisition of the independent franchisees in the Baltimore, Charlotte, Hillsborough, Kansas City, St. Louis, Jacksonville, Phoenix, and Fresno areas from Audio Communications Network, Inc. (the "Predecessor Company"). On March 18, 1999, Muzak Limited Partnership ("Old Muzak") merged with and into ACN. At the time of the merger, ACN changed its name to Muzak LLC.

   As of December 31, 2000, ABRY Partners, LLC and its respective affiliates collectively own approximately 62.4% of the beneficial interests in the Company's voting interests.

   Basis of presentation--The consolidated financial statements include the accounts of the Company and its subsidiaries: Muzak LLC, Muzak Capital Corporation, Muzak Holdings Finance Corporation, Muzak Finance Corporation, Business Sound Inc., Electro Systems Corporation, BI Acquisition LLC, MLP Environmental Music LLC, Audio Environments Inc., Background Music Broadcasters Inc., Telephone Audio Productions Inc., Vortex Sound Communications Company Inc., Music Incorporated, and Muzak Houston Inc. All significant intercompany items have been eliminated in consolidation.

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financials statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

   Cash and cash equivalents--Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. Book overdrafts of $5.3 million and $12.1 million as of December 31, 2000 and 1999, respectively, are included in accounts payable.

   Concentration of credit risk--Concentrations of credit risk with respect to trade accounts receivable are limited as the Company sells its products to clients in diversified industries throughout the United States. The Company performs ongoing credit evaluations of its clients' financial condition and maintains allowances for potential credit losses. Actual losses have been within management's expectations and estimates.

   In addition, the Company leases satellite capacity primarily through two lessors. The Company transmits 78% of its music programs via broadcast satellite. Although alternate satellite capacity exists, loss of these suppliers or satellite capacity could temporarily disrupt operations. The Company attempts to mitigate these risks by working closely with the lessors and by purchasing insurance to cover its increased costs in the event of satellite failure.

   Inventories--Inventories consist primarily of electronic equipment and are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on the first-in, first-out basis.

   Property and Equipment--Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 30 years. Sound and music equipment installed at client premises under contracts to provide music programming services is transferred from inventory to property and equipment at cost plus an allocation of installation costs and is amortized over 5 years. Impairment losses are recognized if recorded values exceed undiscounted future cash flows, by reducing them to estimated fair value. No impairment losses were recognized by the Company or the Predecessor Company for the periods presented.

                               MUZAK HOLDINGS LLC

   Intangible Assets--Goodwill, the excess of the purchase price over the fair value of net assets of businesses acquired, is amortized over twenty years. Income producing contracts, acquired through acquisition, are amortized over periods ranging from 8-14 years. Other intangible assets are recorded at cost and are being charged to amortization expense over the estimated useful lives or the period of their expected benefit, ranging from five to twenty years. Management evaluates the recoverability of intangibles by comparing recorded values to the undiscounted future cash flows that can be generated by such assets. Impairment losses are recognized if recorded values exceed undiscounted future cash flows, by reducing them to estimated fair value. No impairment losses were recognized by the Company or the Predecessor Company for the periods presented.

   Deferred Charges and Other Assets, Net--Deferred charges and other assets consist primarily of subscriber acquisition costs. Subscriber acquisition costs are direct sales commissions incurred in connection with acquiring new subscribers, which are amortized as a component of selling, general, and administrative expenses over the life of the client contract or five years, whichever is shorter, on a straight-line basis. If a client contract terminates early, the unamortized subscriber acquisition costs is typically recovered from the salesperson. The net subscriber acquisition balances were $30.6 million and $18.0 million at December 31, 2000 and December 31, 1999, respectively. Deferred financing costs are also included in deferred charges and other assets, net and are charged to interest expense over the term of the related agreements.

   Advance Billings--The Company invoices certain clients in advance for contracted music and other business services. Amounts received in advance of the service period are deferred and recognized as revenue in the period services are performed.

   Income Taxes--The Company is a Limited Liability Company that is treated as a partnership for income tax purposes. No provision for income taxes is required by the Company as its income and expenses are taxable to or deductible by its members. The Company's corporate subsidiaries are subject to income taxes and account for deferred income taxes under the liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

   Revenue Recognition--Revenues from music services are recognized on a straight-line basis over the term of the client contracts in the period services are provided. Revenues for equipment sales and related installation are recognized upon delivery or installation. Contracts are typically for a five-year non-cancelable period with renewal options for an additional five years. Fees received for services to franchisees are recognized as revenues in the month services are provided.

   Recently Issued Accounting Standards--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended in July 1999 by the issuance of Statement of Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133-An Amendment of FASB No. 133." SFAS No. 137 defers the implementation of SFAS No. 133 by one year. SFAS No. 133 was further amended in June 2000 by the issuance of Statement of Accounting Standards No. 138 ("SFAS No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An amendment of FASB Statement No. 133." SFAS No. 138 further clarifies the provisions of SFAS No. 133. SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for the Company and its adoption will result in the recognition of a $1.6 million liability.

   In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101B, which is

                               MUZAK HOLDINGS LLC
effective no later than the year ended December 31, 2000. The bulletin clarifies the SEC's views regarding recognition of revenue. The Company adopted SAB 101 in the fourth quarter of 2000. The application of this guidance in SAB 101 did not have a material impact on the Company's results of operations.

   Reclassifications--Certain prior year items have been reclassified to conform with the fiscal 2000 presentation. Accounts receivable and advance billings have been reduced by the amounts invoiced, but not received, in advance of the service period. Book overdrafts have been reclassified as a financing activity on the statement of cash flows.

2. Acquisitions

   On October 7, 1998, the Company acquired certain assets and liabilities of ACN for $66.8 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the consideration paid was allocated based on the estimated fair market value of the net assets acquired. The excess of the consideration paid over the estimated fair market value of the net assets acquired approximated $17.0 million and is being amortized using the straight-line method over twenty years.

   In order to complete the acquisition of ACN, the Company received a $8.4 million capital contribution, and issued notes payable to a related party of $40.8 million to a member.

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

   In 1999, prior to the merger, the Company made the following acquisitions:

  . On January 15, 1999, the Company acquired all of the outstanding stock of Business Sound, Inc. for approximately $4.1 million. Business Sound was the Company's independent franchisee for the New Orleans, Louisiana and Mobile, Alabama areas.

  . On February 24, 1999, the Company acquired all of the outstanding stock of Electro Systems for approximately $0.7 million. Electro Systems had outstanding several promissory notes totalling $2.4 million as of the acquisition date. Electro Systems was the Company's independent franchisee located in Panama City, Florida.

   The Company made twenty-one acquisitions between the merger on March 18, 1999 and December 31, 2000. The table below provides information regarding these acquisitions (in millions, except for number of units).

                    Purchase                                                       Acquired
       Date         Price (1)      Acquired Assets or Stock      Acquired Business Markets
       ----         ---------      ------------------------      ----------------- --------
April 1, 1999         $0.2    Net assets of Custom On Hold       Audio Marketing    Washington
                              Services Inc.
June 1, 1999          $6.9    Net assets of Advertising on       Audio Marketing    Georgia,
                              Hold, Inc.                                            Florida,
                                                                                    North Carolina
June 1, 1999          $0.8    Net assets of CustomTronics Sound  Business Music     California
July 1, 1999          $0.9    Net assets of Penobscot            Independent        Maine
                              Broadcasting Corporation           franchisee
August 1, 1999        $1.3    Net assets of LaBov and Beyond,    Audio Marketing    Indiana
                              Inc.
August 1, 1999        $3.5    Net assets of US West              Audio Marketing    National
                              Communications Services, Inc.'s
                              Please Hold Promotions

                               MUZAK HOLDINGS LLC

                    Purchase                                                        Acquired
       Date         Price (1)       Acquired Assets or Stock      Acquired Business Markets
       ----         ---------       ------------------------      ----------------- --------
September 1, 1999     $4.7     Stock of Broadcast International,  Business Music    National
                               Inc.
October 1, 1999       $10.3    Net assets of Midwest Systems and  Business Music    Illinois,
                               Services, Inc.                                       Indiana,
                                                                                    Ohio, West
                                                                                    Virginia
November 1, 1999      $2.9     Net assets of A & D Music, Inc.    Independent       Oregon
                                                                  franchisee
November 1, 1999      $7.9(2)  Stock of Audio Environment, Inc.   Independent       California
                               and Background Music Broadcasters  franchisee
                               Inc.
December 1, 1999      $13.2(3) Net assets of Mountain West        Independent       Utah, Idaho,
                               Audio, Inc.                        franchisee        Washington
February 2, 2000      $0.4     Net assets of Quincy Broadcasting  Independent       Illinois
                               Company                            franchisee
February 2, 2000      $0.9     Net assets of General              Audio Marketing   Indiana,
                               Communications Corporation ("On                      Georgia,
                               Hold America")                                       Florida,
                                                                                    Ohio
February 2, 2000      $0.4     Net assets of Texas Sound Co.      Business Music    Texas
                               Ltd.
February 24, 2000     $3.7     Stock of Telephone Audio           Audio Marketing   National
                               Productions, Inc.
March 24, 2000        $9.2(4)  Stock of Vortex Sound              Independent       District of
                               Communications Company, Inc.       franchisee        Columbia
March 31, 2000        $1.6     Net assets of Dynamic Sound        Independent       Nevada,
                                                                  franchisee        California
March 31, 2000        $8.3     Stock of Muzak Houston, Inc.       Independent       Texas
                                                                  franchisee
April 11, 2000        $1.0     Net assets of Audio Plus, Inc.     Independent       Ohio
                                                                  franchisee
October 19, 2000      $9.4     Net assets of Ohio Sound & Music   Independent       Ohio
                               LLC                                franchisee
October 19, 2000      $0.6     Net assets of On Hold              Audio Marketing   Nevada
                               Communications, Inc.

--------
(1) The purchase price does not include transaction costs for purposes of this table. However, these costs have been included in the purchase price as reflected in the financial statements.
(2) Total purchase price included 100 Class A units of the Company.
(3) The Company paid $3.1 million of the purchase price of Mountain West Audio as of December 31, 1999. In February 2000, the Company paid the remaining purchase price, which included 456 Class A units of the Company.
(4) Total purchase price included 802 Class A units of the Company.

   The results of operations of the acquired companies are included in the Company's consolidated statement of operations for the periods in which they were owned by the Company.

   The acquisitions were accounted for under the purchase method of accounting. Accordingly, the consideration was allocated to the net assets acquired based on the fair market values at the date of acquisition. The excess of purchase price for each acquisition over the estimated fair value of the tangible and identifiable intangible assets acquired approximated $158.2 million and is being amortized over a period of twenty years on a straight-line basis.

                               MUZAK HOLDINGS LLC

   The following presents the unaudited pro forma results assuming that the acquisitions discussed above and financings (see Note 6) had occurred as of the beginning of fiscal 2000 and 1999. These pro forma results are not necessarily indicative of the results that will occur in future periods (in thousands).

                                                           Fiscal Year Ended
                                                       -------------------------
                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
                                                              (Unaudited)
   Revenues...........................................   $197,205     $180,565
   Loss from operations...............................     (3,420)      (1,037)
   Net Loss...........................................    (51,094)     (42,387)

3. Property and Equipment

   Property and equipment consists of the following (in thousands):

                                         Useful Life December 31, December 31,
                                           (Years)       2000         1999
                                         ----------- ------------ ------------
   Equipment provided to subscribers....     4-6       $ 99,305     $72,598
   Capitalized installation labor.......       5         33,341      18,270
   Equipment............................     5-7         16,945      13,077
   Other................................    3-30         13,832       9,529
                                                       --------     -------
                                                        163,423     113,474
   Less accumulated depreciation........                (48,852)    (18,424)
                                                       --------     -------
                                                       $114,571     $95,050
                                                       ========     =======

   Depreciation of property and equipment was $30.7 million, $17.6 million, $0.8 million, and $1.9 million for years ended December 31, 2000 and 1999, the period from October 7, 1998 to December 31, 1998, and the period from January 1, 1998 to October 6, 1998, respectively.

4. Intangible Assets

   Intangible assets consist of the following (in thousands):

                                           Useful Life December 31, December 31,
                                             (Years)       2000         1999
                                           ----------- ------------ ------------
   Goodwill...............................      20       $158,172     $143,094
   Income producing contracts.............    8-14        153,485      136,184
   License agreements.....................      20          5,082        5,082
   Deferred production costs..............      10          3,166        1,584
   Trademarks.............................       5         14,979       14,866
   Non-compete agreements.................     1-7         24,604       16,401
   Other..................................    5-20         17,024       16,846
                                                         --------     --------
                                                          376,512      334,057
   Less accumulated amortization..........                (51,968)     (19,693)
                                                         --------     --------
                                                         $324,544     $314,364
                                                         ========     ========

   Amortization of intangible assets was $32.3 million, $18.8 million, $0.8 million, and $2.5 million for the years ended December 31, 2000 and 1999, the period from October 7, 1998 to December 31, 1998, and for the period from January 1, 1998 to October 6, 1998, respectively.

                               MUZAK HOLDINGS LLC

5. Accrued Expenses

   Accrued expenses consist of the following (in thousands):

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
   Accrued interest.................................    $ 5,214      $ 7,245
   Additional purchase price of Mountain West Audio,
    Inc.............................................        --        10,200
   Accrued compensation and benefits................      2,382        2,323
   Amounts payable to independent franchisees.......      2,337        1,818
   Other............................................      9,608       12,847
                                                        -------      -------
                                                        $19,541      $34,433
                                                        =======      =======

6. Debt

   Debt obligations consist of the following (in thousands):

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
   Revolving loan--Senior credit facility.............   $  4,000     $ 25,000
                                                         ========     ========
   Related Party Notes................................   $ 27,000     $ 30,000
                                                         ========     ========
   Long term debt:
     Senior credit facility...........................   $171,400     $165,000
     Senior subordinated notes........................    115,000      115,000
     Senior discount notes............................     50,139       44,214
     Other............................................      2,632        3,114
                                                         --------     --------
     Total debt obligations...........................    339,171      327,328
     Less current maturities..........................     (5,281)      (4,197)
                                                         --------     --------
                                                         $333,890     $323,131
                                                         ========     ========

 Senior Credit Facility

   In March 1999, the Company entered into a new senior credit facility ("Senior Credit Facility") consisting of: (i) a term loan facility in the amount of $30.0 million payable in semi-annual installments until final maturity on December 31, 2005 ("Term Loan A"); (ii) a term loan facility in the amount of $105.0 million payable in semi-annual installments until final maturity on December 31, 2006 ("Term Loan B") (together with Term Loan A, the "Term Loans"); and (iii) a revolving loan (the "Revolving Loan") in an aggregate principal amount of up to $35.0 million terminating on December 31, 2005. In July 1999, the Company amended the Senior Credit Facility which increased the principal amount of the Term Loan B by $30.0 million to $135.0 million. On October 26, 1999, the lenders pre-approved various forms of junior capital to be raised at a later date. The forms of junior capital approved included permitted sponsor subordinated debt from specified entities and additional senior subordinated debt. The Company received $20.0 million in permitted sponsor subordinated debt on November 8, 1999 and $7.0 million in permitted sponsor subordinated debt on November 24, 1999.

   The Company was in violation of the total leverage and interest coverage ratio covenants as of June 30, 2000 and obtained a waiver. In August 2000, the Company amended the Senior Credit Facility as follows: (i) increased the additional secured indebtedness permitted from $2.5 million to $9.0 million and decreased the

                               MUZAK HOLDINGS LLC
additional unsecured indebtedness permitted from $5.0 million to $1.0 million;
(ii) amended the interest coverage ratio for the quarters ended June 30, 2000, September 30, 2000, and December 31, 2000 from 1.80x to 1.65x; and
(iii) increased the total capital expenditures permitted for fiscal 2000 from $32.0 million to $38.0 million. In connection with each permitted acquisition of a Muzak independent franchisee, the amount of permitted consolidated capital expenditures for the 12 month period after the acquisition can be increased as provided in the Senior Credit Facility.

   The Senior Credit Facility includes a provision that enabled the Company on no more than three occasions prior to December 31, 2000, to increase either the revolving loan or the Term Loan B amounts by an amount not in excess of $50 million. In accordance with this provision, on December 29, 2000, the Company increased its borrowings under the Term Loan B of the Senior Credit Facility by $10.0 million, for a total amount borrowed under Term Loan B of $145.0 million. The Company had $30.1 million of borrowing availability under its credit agreement as of December 31, 2000. Availability under the revolving credit facility has been reduced by outstanding letters of credit of $0.9 million.

   The Senior Credit Facility is guaranteed by the Company and certain 100% owned subsidiaries. The non-guarantor subsidiary is minor and the consolidated amounts in the Company's financial statements would be representative of the combined guarantors. The Senior Credit Facility contains restrictive covenants including maintenance of interest senior and total leverage and fixed charge ratios and various other restrictive covenants which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling assigning, transferring, leasing, conveying, or otherwise disposing of assets. These conditions, with the exception of the capital expenditure covenant, were satisfied as of December 31, 2000. The Company exceeded its capital expenditures covenant of $41.3 million by $1.3 million in 2000. On February 26, 2001, the Company received a waiver from the requisite lenders with respect to the capital expenditures covenant.

   Indebtedness under the Term Loan A and the Revolving Loans bear interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 1.00% to 2.00% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.0% to 3.0%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, interest, depreciation, amortization and other non cash charges) were 2.0% in the case of Alternate Base Rate and 3.0% in the case of LIBOR as of December 31, 2000. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (as described above) plus a margin of 2.5% or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 3.5%. The weighted average rate of interest on the Senior Credit Facility at December 31, 2000 was 10.2%.

Senior Subordinated Notes

   On March 18, 1999, Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes ("Senior Notes") which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance and are subordinated in right of payment to all existing and future Senior Indebtedness of Muzak LLC and Muzak Finance. The Senior Notes are guaranteed by the Company, MLP Environmental Music LLC, Business Sound Inc., BI Acquisition LLC, Audio Environments Inc., Background Music Broadcasters Inc., Muzak Capital Corporation, Telephone Audio Productions Inc., Muzak Houston Inc., Vortex Sound Communications

                               MUZAK HOLDINGS LLC

Company Inc., and Music Incorporated. Muzak LLC's non-guarantor subsidiary is minor and the consolidated amounts in the Company's financial statements would be representative of the combined guarantors financial statements. The indenture governing the Senior Notes prohibits Muzak LLC from making certain payments such as dividend and distributions of their capital stock, repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by Muzak LLC. Before March 15, 2002, the issuers may redeem up to 35% of the aggregate principal amount of the Notes originally issued under the indenture at a redemption price of 109.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings if certain conditions are met. After March 15, 2004, the issuers may redeem all or part of the Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

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

Related Party Notes

   From July 1, 1999 through November 24, 1999, the Company borrowed an aggregate amount of $30.0 million, from MEM Holdings LLC in the form of Junior Subordinated Unsecured Notes (the "ABRY Notes"). MEM Holdings is a company that owns 62% of the voting interests in the Parent. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings. The Company repaid a $3.0 million ABRY Note with the proceeds from the private placement of preferred membership units.

   The ABRY Notes mature on June 30, 2007, at which time principal and accrued interest are due. Interest accrues at 15% per annum; any accrued interest not paid as of March 31, June 30, September 30 or December 31 will bear interest at 15% per annum until such interest is paid or extinguished. The ABRY Notes are junior and subordinate to payments for the Senior Credit Facility, and the Senior Notes. At any time, all of the ABRY Notes may be converted into class A units of the Company. If the ABRY Notes have not been repaid in full as of May, 2001, the ABRY Notes will automatically be converted into class A units of the Company. Proceeds from the ABRY Notes were used to fund operations and acquisitions.

                               MUZAK HOLDINGS LLC

   In order to complete the acquisition of the Predecessor Company, the Company issued Notes payable to a related party for $40.8 million in 1998. The Company repaid $41.7 million outstanding under this note at the time of the merger and converted $0.7 million into Class A units of the Company.

Other Debt

   Muzak purchased Electro Systems on February 24, 1999. Electro Systems has several promissory notes outstanding, totaling $2.4 million as of the acquisition date. All of the notes, with the exception of one, bear interest at 9.887% and mature in November 2016. Electro Systems is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The Note terms are the same for all but one of the notes. This note bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

Annual Maturities

   Annual maturities of long-term debt obligations are as follows (in thousands):

    2001............................................................... $  5,281
    2002...............................................................    6,779
    2003...............................................................    7,861
    2004...............................................................   27,844
    2005...............................................................   47,101
    Thereafter.........................................................  275,305

   Total interest paid by the Company on all indebtedness was $36.5 million, $14.1 million, $2.0 thousand, and $2.9 million, for the years ended December 31, 2000 and 1999, the period from October 7, 1998 through December 31, 1998, and for the period from January 1, 1998 through October 6, 1998, respectively.

Interest Rate Protection Programs

   During April 1999, the Company entered into a four year interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 5.59% fixed rate debt. The effect of this interest rate protection agreement on the operating results of the Company was to increase interest expense by $67 thousand for the years ended December 31, 1999. The Company terminated this agreement on January 28, 2000 and received approximately $4.4 million for this agreement. The proceeds are being recorded an as adjustment to interest expense over the term of the new interest rate swap agreement.

   On January 28, 2000, the Company entered into a new interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 7.042% fixed rate debt. The interest rate swap agreement terminates on April 19, 2002. This agreement is designated as a hedge of interest rates, and the differential to be paid or received on the swap is accrued as an adjustment to interest expense as interest rates change. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap agreement. However, the Company does not anticipate nonperformance by the counterparty. The effect of this interest rate protection agreement on the operating results of the Company was to increase interest expense by $0.4 million for the year ended December 31, 2000.

Fair Value of Financial Instruments

   The estimated fair values of the Company's debt as of December 31, 2000 and December 31, 1999 were $348.0 million and $334.5 million, respectively. The fair value of the Senior Notes is based upon quoted market price. The fair value of the other long-term debt of the Company approximates the carrying value.

                               MUZAK HOLDINGS LLC

   The fair value of the interest rate swap agreement was approximately ($1.6) million as of December 31, 2000. The fair values of interest rate swaps are obtained from dealer quotes which represents the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates and creditworthiness of the counterparties.

7. Mandatorily Redeemable Preferred Units

   On October 18, 2000, the Company completed a private placement of series A preferred membership units ("preferred units") and Class A common units for a total of $85 million. The Company used the proceeds (i) to repay the Revolving Loan in full, (ii) to repay the Floating Rate Notes, (iii) to repay $3.0 million of the 15% junior subordinated unsecured notes, and (iv) to consummate two acquisitions.

   In connection with this transaction, the Company issued 85,000 preferred units and approximately 5,489 Class A units to investors pursuant to a Securities Purchase Agreement. The outstanding preferred units are entitled to receive a preferential return equal to 15% per annum, which accrues and is compounded quarterly, before any distributions are made with respect to any other common or preferred units.

   The Company has the option to redeem the preferred units under the terms of the Securities Purchase Agreement, at any time after a qualified initial public offering or change of control or after October 18, 2003, in whole or in part, at an amount equal to the unreturned capital contribution of the preferred units plus accrued preferential returns plus a prepayment premium. For redemptions upon a qualified initial public offering or change of control, the prepayment premium may be up to 5% of an amount based on the amount distributed in the redemption and for redemptions after October 18, 2003, the prepayment premium may be up to 6% of such amount.

   The holders of the preferred units have the option to cause the Company to redeem their preferred units under the terms of the Securities Purchase Agreement at any time after October 17, 2011 or upon a change of control. In addition, upon a change of control, the holders of the preferred units have the option to cause the Company to redeem all or any portion of the purchased Class A units under the terms of the Securities Purchase Agreement. All of the redemptions at the option of the holders of the preferred units are subject to a prepayment premium of up to 5% based on the amount distributed in the redemption.

   For all of the foregoing redemptions, whether at the option of the Company or the holders of the preferred units, the Company may only make such redemption if it does not violate the terms of any debt agreements of the Company or of which the Company is a guarantor, including the indenture governing the Senior Discount Notes, the indenture governing the Senior Notes and the Senior Credit Agreement.

8. Lease Commitments

   The Company is the lessee under various long-term operating and capital leases for machinery, equipment, buildings, and vehicles for periods ranging from 2 years to 15 years. The Company has also entered into various agreements to lease transponders to transmit music programs via direct broadcast satellite. The majority of these leases contain renewal provisions.

                               MUZAK HOLDINGS LLC

   At December 31, 2000, future minimum lease payments under operating and capital leases are as follows (in thousands):

    Fiscal Year Ending                                         Capital  Operating
    ------------------                                         -------  ---------
    2001...................................................... $2,692    $ 7,637
    2002......................................................  2,084      7,981
    2003......................................................  1,006      7,361
    2004......................................................    483      6,835
    2005......................................................    334      3,894
    Later Years...............................................    --      24,742
    Less Imputed Interest.....................................   (747)       --
    Less Executory Cost.......................................   (570)       --
                                                               ------    -------
                                                               $5,282    $58,450
                                                               ======    =======

   Rental expense under operating leases was $3.8 million, $6.3 million, $94 thousand, and $0.2 million for the years ended December 31, 2000, and 1999, the period from October 7, 1998 through December 31, 1998, and for the period from January 1, 1998 through October 6, 1998, respectively.

9. Employee Benefit Plans

   During 2000, the Company maintained a defined contribution plan. Substantially all employees are covered under a plan whereby eligible employees may contribute up to 14% of their compensation per year, subject to certain tax law restrictions. The Company makes matching contributions of 60% of the first 6% of the total base salary contributed by the employee each year. Participants are immediately vested in their contributions as well as the employer's contributions.

   Plan expense was $1.4 million, $0.8 million, $55 thousand, and $23 thousand for the years ended December 31, 2000 and 1999, the period from October 7, 1998 to December 31, 1998 and for the period from January 1, 1998 to October 6, 1998, respectively.

10. Income Taxes

   The provision (benefit) for income taxes is as follows (in thousands):

                                                                                  Predecessor Company
                                                                                  -------------------
                                                                   Period From        Period From
                                                                 October 7, 1998    January 1, 1998
                               Year Ended        Year Ended          Through            Through
                            December 31, 2000 December 31, 1999 December 31, 1998  October 6,  1998
                            ----------------- ----------------- ----------------- -------------------
   Current tax:
     Federal...............      $   --             $   8             $--                $--
     State.................           29               10              --                   8
                                 -------            -----             ----               ----
                                      29               18              --                   8
   Deferred tax (benefit):
     Federal...............         (937)            (384)             --                 --
     State.................         (174)             (73)             --                 --
                                 -------            -----             ----               ----
                                  (1,111)            (457)             --                 --
                                 -------            -----             ----               ----
       Total...............      $(1,082)           $(439)            $--                $  8
                                 =======            =====             ====               ====

                               MUZAK HOLDINGS LLC

   The Company's effective tax rate differs from the statutory federal tax rate for the following reasons:

                                                                                Predecessor Company
                                                                                -------------------
                                                                 Period From        Period From
                                                               October 7, 1998    January 1, 1998
                             Year Ended        Year Ended          Through            Through
                          December 31, 2000 December 31, 1999 December 31, 1998   October 6, 1998
                          ----------------- ----------------- ----------------- -------------------
Federal tax (benefit) of
 statutory rates........      $(15,903)          $(7,761)           $(401)            $(1,197)
State income taxes......           (94)              (40)             --                  --
Goodwill and
 nondeductible
 expenses...............            96                30              --                  467
Income earned by
 partnership not Subject
 to corporate income
 tax....................        14,819             7,332              401                 --
Increase in valuation
 allowance..............           --                --               --                  738
Other...................           --                --               --                  --
                              --------           -------            -----             -------
                              $ (1,082)          $  (439)           $   0             $     8
                              ========           =======            =====             =======

   The components of the net deferred tax (liability) at December 31 are as follows (in thousands):

                                                              2000     1999
                                                             -------  -------
Net operating loss carryforwards............................ $   929  $   937
Property and equipment......................................    (179)    (150)
Intangible assets...........................................  (5,552)  (2,714)
Capitalized commissions.....................................    (159)    (217)
Other.......................................................     119       38
                                                             -------  -------
Net deferred tax liability (included in other long-term
 liabilities)............................................... $(4,842) $(2,106)
                                                             =======  =======

11. Related Party Transactions

   During October 1998, the Company entered into a Management and Consulting Services Agreement, as amended and restated as of March 18, 1999 (the "Management Agreement") with ABRY Partners which provides that the Company will pay a management fee as defined in the Management Agreement. There were no fees incurred under the agreement during 1999 and for the period from October 7, 1998 to December 31, 1998. During 2000, the Company incurred fees of $0.3 million under this agreement. Either the Company or ABRY Partners, with the approval of the Board of Directors of the Parent, may terminate the Management Agreement by prior written notice to the other.

   During fiscal 1999, the Company borrowed $30.0 million from MEM Holdings under junior subordinated notes. The Company repaid the $3.0 million ABRY Note during 2000. See Note 6 for a description of this related party note.

12. Muzak Holdings Finance Corp.

   Muzak Holdings Finance Corp. is a co-issuer of the Senior Discount Notes and had no operating activities during the twelve months ended December 31, 2000.

13. Members' Interest

   The Company has issued two classes of equity units: Class A units ("Class A units") and Class B units ("Class B Units") (collectively, the "Units"). Each class of units represents a fractional part of the membership units of the Company.

                               MUZAK HOLDINGS LLC

Voting Units

   The Company has authorized and issued Class A and Class A-1 units (Class A-1 Units). The Class A-1 Units represent a class of membership interests in the Company and have the rights and obligations specified in the Company's Third Amended and Restated Limited Liability Company Agreement. Each Class A and A-1 Unit is entitled to voting rights equal to the percentage that such units represent of the aggregate number of outstanding Class A and Class A-1 Units. Each Class A and Class A-1 Unit accrues a preferred return annually on the capital value of such unit at a rate of 15% per annum. The Company cannot pay distributions (other than tax distributions or distributions related to the mandatorily redeemable preferred stock) in respect of other classes of securities (including distributions made in connection with a liquidation) until the preferred return and capital value of the Class A Units and Class A-1 Units are paid to each holder thereof. In the event any residual value exists after other classes of membership interests receive their respective priorities, holders of Class A and Class A-1 Units are entitled to participate pro rata with other holders of common units in such residual value. As of December 31, 2000, the Company had 87,982 Class A units outstanding and 8,928 Class A-1 units outstanding.

Non Voting Units

   The Class B units are non-voting equity interests in the Company which are divided into four subclasses, Class B-1 units, Class B-2 units, Class B-3 units, and Class B-4 units. Each holder of class B units is entitled to participate in Last Priority Distributions, if any, provided that Priority Distributions on all voting interests have been paid in full. The Company is authorized to issue class B-5 units, however no B-5 units are outstanding as of December 31, 2000. The class B-1 units, B-2 units, and B-3 units have a vesting period of five years, and the class B-4 units vest immediately upon issuance. Upon a change in control, as defined, all of these units become fully vested and exercisable. As of December 31, 2000 and 1999, the Company had 3,261 and 2,410 B-1 units outstanding, respectively. As of December 31, 2000 and 1999, the Company had 3,269 and 2,429 B-2 units outstanding, respectively. As of December 31, 2000 and 1999, the Company had 3,278 and 2,441 B-3 units outstanding, respectively. As of December 31, 2000 and 1999, the Company had 3,002 B-4 units outstanding.

   Pursuant to the terms of certain individual employment agreements, the Company has provided key employees with equity units of the Company. In the event of employee termination, the Company retains the right to repurchase unvested units at the original purchase price. Units vest over five years. At December 31, 2000, 9,808 units of restricted equity are subject to the repurchase provision. Of this amount, 1,244 units are vested.

14. Commitments and Contingencies

 Litigation

   The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the management of the Company believes that the resulting liability, if any, will not have a material effect upon the Company's consolidated financial statements or liquidity.

   The industry wide agreement between business music providers and Broadcast Music Inc. ("BMI") expired in December 1993. Since this time the Company has been operating under an interim agreement pursuant to which the Company has continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. The Company is involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable by the Company

                               MUZAK HOLDINGS LLC
and its owned operations as well as licensed independent franchisees to BMI. The period from which such "reasonable" license fees are payable covers the period January 1, 1994 to December 31, 2000, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. The Company vigorously contests BMI's assessment. The eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. A trial date has not been set.

   The industry wide agreement between business music providers and ASCAP expired in May 1999. Negotiations between American Society of Composers, Authors and Publishers ("ASCAP") and the Company began in June 1999, and the Company has continued to pay ASCAP royalties at the 1999 rates.

Other Commitments

   As of December 31, 2000, the Company has approximately $33.3 million in outstanding capital expenditure commitments covering a five year period. The Company, as discussed in Note 7 above, is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

15. Quarterly Financial Data (Unaudited): (In Thousands)

   The quarterly data below is based on the Company's fiscal periods.

                                                   Fiscal 2000
                                       --------------------------------------
                                        First     Second    Third     Fourth
                                       Quarter   Quarter   Quarter   Quarter
                                       --------  --------  --------  --------
   Net Sales.......................... $ 43,695  $ 48,016  $ 49,859  $ 50,578
   Loss from operations before
    extraordinary item................  (11,241)  (14,409)  (12,621)  (10,922)
   Net Loss...........................  (11,241)  (14,409)  (12,621)  (12,340)

                                                   Fiscal 1999
                                       --------------------------------------
                                        First     Second    Third     Fourth
                                       Quarter   Quarter   Quarter   Quarter
                                       --------  --------  --------  --------
   Net Sales.......................... $ 12,151  $ 35,518  $ 40,255  $ 42,092
   Net Loss...........................     (816)   (6,926)   (8,550)   (9,920)

                                                             Fiscal 1998
                                                     ---------------------------
                                                     Period From October 7, 1998
                                                      Through December 31, 1998
                                                     ---------------------------
   Net Sales........................................           $5,914
   Net Loss.........................................           (1,002)

   In the first quarter of 1999, the Company misreported a $0.7 million extraordinary gain on the extinguishment of debt related to the conversion of certain related party debt and associated interest and goodwill by the same amount related to the Old Muzak acquisition. The effect of the adjustment was to eliminate the extraordinary gain and reduce goodwill by $0.7 million for the quarter ended March 31, 1999.

   Muzak experiences slight seasonality in its equipment and related services revenues and costs of revenues resulting primarily from a significant retail client base which constructs and opens new retail stores in time for the fourth quarter holiday season. Accordingly, Muzak experiences higher equipment and related services revenues and costs of goods in the third and fourth quarters, as opposed to the first half of the year, as a result of the installation and servicing of these new retail locations.