Form 10-Q
period 2001-06-30
MUZAK HOLDINGS LLC
filed 2001-08-14
CIK 1085320

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           _ _ _ _ _ _ _ _ _ _ _ _ _

                                   FORM 10-Q
                                 _ _ _ _ _ _ _


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001.
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

                       Commission file number: 333-78573
                                               333-78573-01
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


                              3318 LAKEMONT BLVD
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

Muzak Holdings Finance Corp. meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                              MUZAK HOLDINGS LLC
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                         June 30,               December 31,
                                                                                           2001                      2000
                                                                                        (unaudited)
                                                                                       --------------          --------------
                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................................   $   2,823                $  3,012
  Accounts receivable, net of allowances of $2,997 and $4,066.........................      28,570                  38,847
  Inventory...........................................................................      10,867                  11,082
  Prepaid expenses and other assets...................................................       2,426                   2,548
                                                                                         ---------                --------
     Total current assets.............................................................      44,686                  55,489
Property and equipment, net...........................................................     116,588                 114,571
Intangible assets, net................................................................     309,288                 324,544
Deferred charges and other assets, net................................................      48,699                  45,471
                                                                                         ---------                --------
     Total assets.....................................................................   $ 519,261                $540,075
                                                                                         =========                ========

                           LIABILITIES AND MEMBERS' INTEREST
Current liabilities:
  Revolving credit facility...........................................................   $  12,500                $  4,000
  Current maturities of long term debt................................................       6,023                   5,281
  Current maturities of other liabilities.............................................       3,735                   3,776
  Accounts payable....................................................................       7,945                  14,498
  Accrued expenses....................................................................      20,395                  19,541
  Advance billings....................................................................       2,696                   2,096
                                                                                         ---------                --------
     Total current liabilities........................................................      53,294                  49,192
Long-term debt........................................................................     333,786                 333,890
Related party notes...................................................................          --                  27,000
Other liabilities.....................................................................      14,082                  17,993
Commitments and contingencies (Note 7).........................................
Manditorily redeemable preferred units................................................      84,774                  79,762
Members' interest:
   Class A units......................................................................     140,046                 110,680
   Class B units......................................................................       1,838                   2,522
   Accumulated other comprehensive loss...............................................      (2,811)                     --
   Accumulated deficit................................................................    (105,748)                (80,964)
                                                                                         ---------                --------
     Total members' interest..........................................................      33,325                  32,238
                                                                                         ---------                --------
     Total liabilities and members' interest..........................................   $ 519,261                $540,075
                                                                                         =========                ========

The notes are an integral part of these consolidated financial statements.

                              MUZAK HOLDINGS LLC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                (in thousands)

                                                               Quarter Ended              Six Months Ended
                                                        --------------------------  ---------------------------
                                                          June 30,      June 30,      June 30,       June 30,
                                                            2001          2000          2001           2000
                                                        ------------  ------------  -------------  ------------

Revenues:
  Music and other business services.....................  $ 37,113      $ 34,835       $ 73,931      $ 67,094
  Equipment and related services........................    13,623        13,181         26,773        24,617
                                                          --------      --------       --------      --------
                                                            50,736        48,016        100,704        91,711
Cost of revenues:
  Music and other business services
    (excluding $9,268 ,$7,298, $17,856 and
    $13,888 of depreciation and
    amortization expense)...............................     6,894         8,517         14,560        15,290
  Equipment and related services........................    10,016         9,724         18,997        18,655
                                                          --------      --------       --------      --------
                                                            16,910        18,241         33,557        33,945
                                                          --------      --------       --------      --------
                                                            33,826        29,775         67,147        57,766

Selling, general and administrative expenses............    17,128        16,268         35,155        30,450
Depreciation and amortization expense...................    18,509        15,535         36,791        29,489
                                                          --------      --------       --------      --------
     Loss from operations...............................    (1,811)       (2,028)        (4,799)       (2,173)
Other expense:
  Interest expense, net.................................    (9,533)      (11,904)       (20,419)      (22,987)
  Other, net............................................      (139)         (437)          (175)         (430)
                                                          --------      --------       --------      --------
     Loss before income taxes...........................   (11,483)      (14,369)       (25,393)      (25,590)
Income tax provision (benefit)..........................      (172)           40           (609)           60
                                                          --------      --------       --------      --------
     Net loss...........................................  $(11,311)     $(14,409)      $(24,784)     $(25,650)
                                                          ========      ========       ========      ========

The notes are an integral part of these consolidated financial statements.

                              MUZAK HOLDINGS LLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                  Quarter Ended              Six Months Ended
                                                                            --------------------------  --------------------------
                                                                              June 30,      June 30,      June 30,      June 30,
                                                                                2001          2000          2001          2000
                                                                            ------------  ------------  ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss.................................................................      $(11,311)     $(14,409)     $(24,784)     $(25,650)
Adjustments to derive cash flow from continuing operating activities:
Loss on disposal of fixed assets.........................................           114            --           109            --
Deferred income tax (benefit) provision..................................          (172)           --          (609)           15
Depreciation and amortization............................................        18,509        15,535        36,791        29,489
Amortization of deferred financing fees..................................           473           464           945           911
Amortization of deferred subscriber acquisition costs....................         2,279         1,357         4,352         2,478
Amortization of senior discount notes....................................         1,723         1,519         3,276         2,890
Deferred subscriber acquisition costs....................................        (3,956)       (4,404)       (7,893)       (8,601)
Unearned installment income..............................................          (238)         (110)         (332)         (172)
Change in certain assets and liabilities, net of business acquisitions
   Decrease (increase) in accounts receivable............................         1,853        (2,973)        9,612        (3,440)
   Decrease (increase) in inventory......................................         1,219           (93)          220         1,194
   Increase (decrease) in accrued interest...............................         3,990         1,070         1,532          (418)
   Increase (decrease) in accounts payable...............................           449         6,604        (4,326)       11,028
   Decrease in accrued expenses..........................................          (421)       (1,220)         (568)       (9,033)
   Increase (decrease)  in advance billings..............................          (406)         (570)          586         1,402
   Other, net............................................................          (552)          360           140           175
                                                                               --------      --------      --------      --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES..........................        13,553         3,130        19,051         2,268
                                                                               --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash................................................          (979)         (962)         (979)      (34,198)
Capital expenditures.....................................................       (10,919)       (9,970)      (21,136)      (20,070)
Proceeds from sale of fixed assets.......................................           271            --           280            --
                                                                               --------      --------      --------      --------
      NET CASH USED IN INVESTING ACTIVITIES..............................       (11,627)      (10,932)      (21,835)      (54,268)
                                                                               --------      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in book overdrafts...................................         1,057        (1,375)       (2,227)       (5,355)
Repayments of senior credit facility.....................................        (2,597)       (1,800)       (2,597)       (1,800)
Net borrowing on revolver................................................            --         9,991         8,500         9,683
Proceeds from issuance of floating rate notes............................            --            --            --        36,000
Proceeds from interest rate swap.........................................            --            --            --         4,364
Proceeds from contributions by Company...................................            --         5,000            --        15,636
Repayments of capital lease obligations and other debt...................          (503)         (415)       (1,081)       (1,086)
Payment of fees associated with the financing............................            --            --            --          (748)
                                                                               --------      --------      --------      --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITES.................        (2,043)       11,401         2,595        56,694
                                                                               --------      --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................          (117)        3,599          (189)        4,694

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................         2,940         3,370         3,012         2,275

CASH AND CASH EQUIVALENTS, END OF PERIOD.................................      $  2,823      $  6,969      $  2,823      $  6,969
                                                                               ========      ========      ========      ========

The notes are an integral part of these consolidated financial statements.

                              MUZAK HOLDINGS LLC
            CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' INTEREST
                                  (Unaudited)
                       (in thousands, except for units)

                                                                                                          Accumulated
                                      Current Year                                                           Other       Total
                                     Comprehensive        Class A            Class B        Accumulated  Comprehensive  Members'
                                          Loss        Units   Dollars    Units    Dollars     Deficit        Loss       Interest
                                     -------------  --------  --------  --------  --------  -----------  -------------  --------
Balance at December 31, 2000.........        --      96,910   $110,680    12,810    $2,522   $ (80,964)            --   $ 32,238

Comprehensive loss:
Net loss.............................   (24,784)                                              (24,784)                  (24,784)
Unrealized loss on derivative........    (2,811)                                                               (2,811)    (2,811)
                                        -------
                                        (27,595)
Issuance of units....................                35,512     35,512      (790)       10                                35,522
Preferred return on preferred units..                    --     (6,146)       --      (694)         --             --     (6,840)
                                                    -------   --------    ------    ------   ---------     -----------  --------

Balance at June 30, 2001.............               132,422   $140,046    12,020    $1,838   $(105,748)       $(2,811)  $ 33,325
                                                    =======   ========    ======    ======   =========     ===========  ========

The notes are an integral part of these consolidated financial statements.

                              MUZAK HOLDINGS LLC
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     Muzak Holdings LLC and its subsidiaries ("the Company"), was formed in September 1998 pursuant to the laws of Delaware. Muzak LLC, a wholly owned subsidiary of the Company, provides business music programming to clients through its integrated nationwide network of owned operations and franchises. As of June 30, 2001, ABRY Partners, LLC and its respective affiliates collectively own approximately 64% of the voting interests in the Company.

2. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Muzak LLC, Muzak Capital Corporation, Muzak Finance Corporation, Muzak Holdings Finance Corporation, Business Sound Inc., Electro Systems Corporation, BI Acquisition LLC, MLP Environmental Music LLC, Audio Environments Inc., Background Music Broadcasters Inc., Telephone Audio Productions Inc., Vortex Sound Communications Company Inc., Music Incorporated, and Muzak Houston, Inc. All significant intercompany items have been eliminated in consolidation.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Muzak Holdings LLC Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     The financial statements as of June 30, 2001 and June 30, 2000 and for the three and six month periods then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

     Certain prior year items have been reclassified to conform with the 2001 presentation. Accounts receivable and advance billings have been reduced by the amounts invoiced, but not received, in advance of the service period. Book overdrafts have been reclassified as a financing activity on the statement of cash flows.

                              MUZAK HOLDINGS LLC
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                   Useful            June 30,            December 31,
                                                                    Life               2001                  2000
                                                                   (years)         (Unaudited)
                                                                 ------------------------------------------------------
Equipment provided to subscribers..........................          4-6            $  110,453            $   99,305
Capitalized installation labor.............................            5                41,686                33,341
Equipment..................................................          5-7                17,103                16,945
Other......................................................         3-30                14,972                13,832
                                                                                    ----------            ----------
                                                                                       184,214               163,423
Less accumulated depreciation..............................                            (67,626)              (48,852)
                                                                                    ----------            ----------
                                                                                    $  116,588            $  114,571
                                                                                    ==========            ==========

     Depreciation expense was $9.8 million and $19.1 million for the quarter and six months ended June 30, 2001, respectively, and $7.4 million and $14.0 million for the quarter and six months ended June 30, 2000, respectively.

4. INTANGIBLE ASSETS

     Intangible assets consist of the following (in thousands):

                                                                   Useful            June 30,            December 31,
                                                                    Life               2001                  2000
                                                                   (years)         (Unaudited)
                                                                 ------------------------------------------------------
Goodwill...................................................           20            $  158,643            $  158,172
Income producing contracts.................................         8-14               154,166               153,485
License agreements.........................................           20                 5,082                 5,082
Deferred production costs..................................           10                 3,943                 3,166
Trademarks.................................................            5                14,935                14,979
Non-compete agreements.....................................          2-7                24,869                24,604
Other......................................................         5-20                17,110                17,024
                                                                                    ----------            ----------
                                                                                       378,748               376,512
Less accumulated amortization..............................                            (69,460)              (51,968)
                                                                                    ----------            ----------
                                                                                    $  309,288            $  324,544
                                                                                    ==========            ==========

     Amortization expense was $8.5 million and $17.5 million for the quarter and six months ended June 30, 2001, respectively, and $8.1 million and $15.5 million for the quarter and six months ended June 30, 2000, respectively.

     On May 31, 2001, the Company acquired Sound of Music, LTD ("Sound of Music"), the Company's independent franchisee operating in Wisconsin. This acquisition was accounted for using the purchase method of accounting.

                              MUZAK HOLDINGS LLC
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. DEBT

     Debt obligations consist of the following (in thousands):

                                                                    June 30,              December 31,
                                                                      2001                    2000
                                                                   (Unaudited)
                                                                 ---------------         ---------------
 Revolving loan- Senior Credit Facility.........................      $ 12,500                $  4,000
                                                                      ========                ========
 Related Party Notes............................................            --                  27,000
                                                                      ========                ========

 Long term debt:
  Senior Credit Facility........................................       168,803                 171,400
  Senior Subordinated Notes.....................................       115,000                 115,000
  Senior Discount Notes.........................................        53,414                  50,139
  Other.........................................................         2,592                   2,632
                                                                      --------                --------
 Total debt obligations.........................................       339,809                 339,171
 Less current maturities........................................        (6,023)                 (5,281)
                                                                      --------                --------
                                                                      $333,786                $333,890
                                                                      ========                ========

Senior Credit Facility

     The Senior Credit Facility is guaranteed by the Company and certain 100% owned subsidiaries. The non-guarantor subsidiary is minor and the consolidated amounts in the Company's financial statements are representative of the combined guarantors. The Senior Credit Facility contains restrictive covenants including maintenance of interest, senior and total leverage and fixed charge ratios and various other restrictive covenants which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling assigning, transferring, leasing, conveying, or otherwise disposing of assets. On May 15, 2001 the Company entered into the fifth amendment in which, among other things, the parties amended the interest coverage ratios for the quarter ended March 31, 2001 and with respect to future periods.

     The Senior Credit Facility consists of two term loan facilities (Term Loan A and Term Loan B) and a revolving loan. Amounts outstanding on the Term Loan A and Term Loan B loans were $25.9 million and $142.9 million, respectively, as of June 30, 2001. Indebtedness under the Term Loan A and the Revolving Loan bear interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (which is the highest of prime rate and the Federal Funds Rate plus
 .5%) plus a margin ranging from 1.50% to 2.50%; or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.50% to 3.50%. Margins, which are subject to adjustment based on the changes in the Company's ratio of consolidated total debt to Adjusted EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non cash charges) were 2.25% in the case of Alternate Base Rate and 3.25% in the case of LIBOR as of June 30, 2001. Based upon the Company's ratio of consolidated total debt to EBITDA as of June 30, 2001, upon delivering the quarterly financial statements and covenants to the administrative agent, the margins will be lowered to 2.0% in the case of Alternate Base Rate and 3.0% in the case of LIBOR. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company's choice of (i) the Alternate Base Rate (as described above) plus a margin of 3.0%; or (ii) LIBOR of one, two, three, or six months, as selected by the Company plus a margin of 4.0%. The weighted average rate of interest on the Senior Credit Facility, including the effects of the interest rate swap, at June 30, 2001 was 9.9%.

                              MUZAK HOLDINGS LLC
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Debt (Continued)

Related Party Notes

      On May 9, 2001 and May 24, 2001, $20.0 million and $7.0 million, respectively, of the Related Party Notes borrowed from MEM Holdings LLC, as well as $5.0 million and $1.7 million, respectively, of accrued interest, converted into Class A units of the Company. MEM Holdings owns 64% of the voting interests in the Company as of June 30, 2001. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

Senior Subordinated Notes

     On March 18, 1999, Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes ("Senior Notes") which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance Corp. and are subordinated in right of payment to all existing and future Senior Indebtedness of Muzak LLC and Muzak Finance Corp. The Senior Notes are guaranteed by the Company, MLP Environmental Music LLC, Business Sound Inc., BI Acquisition LLC, Audio Environments Inc., Background Music Broadcasters Inc., Muzak Capital Corporation, Telephone Audio Productions Inc., Muzak Houston Inc., Vortex Sound Communications Company Inc., and Music Incorporated. Muzak LLC's non-guarantor subsidiary is minor and the consolidated amounts in the Company's financial statements are representative of the combined guarantors financial statements. The indenture governing the Senior Notes prohibits Muzak LLC from making certain payments such as dividend and distributions of their capital stock, repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by Muzak LLC. Before March 15, 2002, the issuers may redeem up to 35% of the aggregate principal amount of the Senior Notes originally issued under the indenture at a redemption price of 109.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings if certain conditions are met. After March 15, 2004, the issuers may redeem all or part of the Senior Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

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

                              MUZAK HOLDINGS LLC
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Debt (Continued)

Annual Maturities of Debt

     Annual maturities of debt obligations are as follows (in thousands):

              2001....................................   $  2,637
              2002....................................      6,773
              2003....................................      7,855
              2004....................................     27,742
              2005....................................     55,433
            Thereafter................................    251,869

     Total interest paid by the Company on all indebtedness was $3.0 million and $13.2 million for the quarter and six months ended June 30, 2001, respectively. Total interest paid by the Company on all indebtedness was $6.8 million and $17.8 million for the quarter and six months ended June 30, 2000, respectively. Accrued interest payable was $6.8 million as of June 30, 2001 and June 30, 2000.

Interest Rate Swap Agreements

     At June 30, 2001, the Company had in effect one interest rate swap agreement required by its Senior Credit Facility, with a notional amount of $100.0 million. Muzak's interest rate swap agreement requires Muzak to pay a fixed rate and receive a floating rate, thereby creating fixed rate debt. The agreement is designated as a hedge of interest rates, and the differential to be paid or received on the swap is recorded as an adjustment to interest expense. The fair value of the interest rate swap agreement representing the cash the Company would pay to settle the agreement, was approximately $2.8 million at June 30, 2001. There were no amounts of hedge ineffectiveness related to the Company's interest rate swap and no gains or losses were excluded from the assessment of hedge effectiveness. During the quarter and six months ended June 30, 2001, the interest rate swap agreement resulted in an increase to interest expense of approximately $0.5 million and $0.8 million, respectively.

6. MUZAK FINANCE CORP.

     Muzak Finance Corp. had no operating activities during the quarter and six months ended June 30, 2001.

7. COMMITMENTS AND CONTINGENCIES

Litigation

     The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the management of the Company believes that the resulting liability, if any, will not have a material effect upon the Company's consolidated financial statements or liquidity.

                              MUZAK HOLDINGS LLC
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Commitments and Contingencies (Continued)

     The industry wide agreement between business music providers and Broadcast Music Inc. ("BMI") expired in December 1993. Since this time the Company has been operating under an interim agreement pursuant to which the Company has continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. The Company is involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable by the Company and its owned operations as well as licensed independent franchisees to BMI. The period from which such "reasonable" license fees are payable covers the period January 1, 1994 to June 30, 2001, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. The Company vigorously contests BMI's assessment. The eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. A trial date has not been set.

     The industry wide agreement between business music providers and American Society of Composers, Authors and Publishers ("ASCAP") expired in May 1999. Negotiations between ASCAP and the Company began in June 1999, and the Company has continued to pay ASCAP royalties at the 1999 rates.

Other Commitments

     As of June 30, 2001, the Company has approximately $34.1 million in outstanding capital expenditure commitments over a five year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings for periods ranging from 2 years to 15 years. On January 1, 2001, the Company entered into a long term commitment to lease additional transponder space from Microspace.

8. RECENTLY ANNOUNCED ACCOUNTING STANDARDS

Business Combinations and Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No.141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the six months ended June 30, 2001 was $4.0 million.

                              MUZAK HOLDINGS LLC
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Recently Announced Accounting Standards (Continued)

Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). Subsequently, SFAS No. 133 was amended by the issuance of Statement of Accounting Standards No. 137 and Statement of Accounting Standards No. 138. These amendments modify the provisions and effective date of SFAS No. 133. SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001. The Company adopted SFAS No. 133 on January 1, 2001.

     The Company uses a derivative financial instrument for purposes other than trading, such as hedging for long-term debt and does so to reduce its exposure to fluctuations in interest rates, as dictated by its Senior Credit Facility. The Company's derivative is recognized on the balance sheet at its fair value. The hedge is 100% effective for exposures to interest rate fluctuations. As a result of the 100% effectiveness of the hedge, changes in the fair value of the derivative are recorded each period in other comprehensive income.

Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS No. 130") requires the display of comprehensive income or loss and its components as part of the Company's full set of financial statements. Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, net of tax.

     Prior to January 1, 2001, the Company did not have any transactions that qualified as comprehensive income or loss. Upon adoption of SFAS No. 133, on January 1, 2001, the Company recorded other comprehensive loss to recognize at fair value a derivative that is designated as a cash flow hedging instrument, which is comprised of unrealized losses related to the Company's interest rate swap of $1.6 million. This unrealized loss increased by $1.2 million during the six months ended June 30, 2001 and the cumulative unrealized losses on the Company's interest rate swap was $2.8 million as of June 30, 2001.

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

     Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q include, but are not limited to, industry-based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, as well as factors more specific to the Company such as the substantial leverage and debt service requirements, limitations imposed by the Company's debt facilities, the Company's history of net losses, and the Company's ability to integrate acquisitions, the Company's ability to obtain future financings to fund internal growth, the Company's future capital requirements, the Company's dependence on license agreements, and risks associated with economic conditions generally.

General

     Muzak is the leading provider of business music programming in the United States based on market share. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming. Together with our franchisees, we have nationwide coverage and serve an installed base of approximately 335,000 client locations.

Recent Developments

     On May 31, 2001, the Company acquired Sound of Music, LTD ("Sound of Music"), the Company's independent franchisee operating in Wisconsin.

Results of Operations

     Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter and six months ended June 30, 2001 compared to the quarter and six months ended June 30, 2000.

Revenues. Revenues for the second quarter of 2001 increased 5.7% to $50.7 million from the second quarter of 2000. Revenues for the six months ended June 30, 2001 increased 9.8% to $100.7 million, up $9.0 million from the comparable 2000 period. These increases are due to Muzak's growth in both Audio Marketing and Audio Architecture clients resulting from both acquisitions and internal growth, as well as the expansion of Muzak's drive-thru systems business. During the twelve months ended June 30, 2001, through our sales and marketing efforts, we added, net of churn, 22,000 Audio Architecture clients, 6,000 Audio Marketing, and 3,000 drive-thru client locations. This increase from client growth is partially offset by the loss of revenues due to the renegotiated EchoStar agreement. During the six months ended June 30, 2000, the Company recorded approximately $1.6 million of revenues, whereas no revenues were recorded during the six months ended June 30, 2001.

                              MUZAK HOLDINGS LLC

Cost of Revenues. Cost of revenues was $16.9 million and $18.2 million for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 7.3%. Cost of revenues for the six months ended June 30, 2001 decreased $0.4 million to $33.6 million as compared to the same 2000 period. Cost of revenues, as a percentage of revenues was 33.3% and 36.3% for the quarters ended June 30, 2001 and 2000, respectively, and 33.4% and 37.0% for the six months ended June 30, 2001 and June 30, 2000, respectively. This improvement is due to the leveraging of fixed costs over a larger client base resulting from acquisitions and internal growth and headcount reductions taken in the second half of 2000, as well as a $1.6 million charge in the second quarter of 2000 recorded in connection with the renegotiated EchoStar Agreement.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $17.1 million and $16.3 million for the quarters ended June 30, 2001 and 2000, respectively, an increase of 5.3%. For the six months ended June 30, 2001, selling, general and administrative expenses were $35.1 million, compared to $30.5 million in the comparable 2000 period. This increase is attributable to the one-time expenses of $0.7 million recorded in the first quarter of 2001 related to the postponement of the senior subordinated notes offering, as well as expenses associated with growth in revenues and the increase in our owned operations resulting from acquisitions. Amortization of deferred subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses, was $2.3 million and $1.4 million for the quarters ended June 30, 2001 and 2000, respectively. Excluding the amortization of deferred subscriber acquisition costs and excluding EchoStar revenues recorded in the quarter ended June 30, 2000, selling, general, and administrative expenses as a percentage of revenues were 29.3% and 31.5% for the quarters ended June 30, 2001 and 2000, respectively.

Depreciation and amortization expenses. Depreciation and amortization was $18.5 million and $15.5 million for the quarters ended June 30, 2001 and 2000, respectively, an increase of 19.1%. Depreciation and amortization was $36.8 million and $29.5 million for the six months ended June 30, 2001 and June 30, 2000, respectively. This increase is due to the growth in intangibles related to the acquisitions consummated in 2000, along with the increase in property and equipment in conjunction with Muzak's significant growth in the number of client locations resulting from acquisitions and internal growth.

Interest expense. Interest expense, net of interest income, was $9.5 million and $11.9 million for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 19.9%. Interest expense, net of interest income, decreased $2.6 million, or 11.2%, to $20.4 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in interest expense is due to lower borrowing levels, the conversion of related party notes to equity during the second quarter of 2001, as well as a decrease in interest rates during 2001.

Income tax provision. The income tax provision (benefit) was ($0.2) million and $40 thousand for the quarters ended June 30, 2001 and 2000, respectively. Muzak is a limited liability company and is treated as a partnership for income tax purposes.

Net Loss. The combined effect of the foregoing resulted in a net loss of $11.3 million for the quarter ended June 30, 2001, compared to a net loss of $14.4 million for the comparable 2000 period.

Liquidity and Capital Resources

During the six month period ending June 30, 2001, our principal sources of funds have been borrowings under the revolving credit facility and cash generated from operations. Cash provided from operations, before deferred subscriber acquisition costs, was $17.5 million and $26.9 million in the quarter and six months ended June 30 2001, respectively, an increase of $10.0 million and $16.1 million over the comparable periods of 2000. Cash

                              MUZAK HOLDINGS LLC
was used to make interest and principal payments, make investments in new client locations, the acquisition of Sound of Music, and for general corporate purposes. In connection with the Company's execution of the fifth amendment on May 15, 2001, applicable margins were amended to reflect an across the board increase of .5%. These new margin ranges are reflected in Note 5 to the Consolidated Financial Statements.

     We expect that our principal uses of funds from operating activities and borrowings will be the funding of growth in new client locations, interest and principal payments on indebtedness and net working capital increases. The Company continues to explore various financing alternatives, which would provide necessary liquidity for future organic growth and acquisitions. However, the Company believes that the cash flows from operations and current borrowing availability will be sufficient to fund operations and investments associated with new client locations through June 30, 2002.

Capital Investments. The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the six months ended June 30, 2001, the total initial investment in new client locations was $27.2 million, which was comprised of equipment and installation costs attributable to new client locations of $19.3 million and $7.9 million in deferred subscriber acquisition costs relating to these new locations. The deferred subscriber acquisition costs are capitalized in deferred charges and other assets, net, and are amortized as a component of selling, general, and administrative expenses over the initial contract term of five years. If a client's contract terminates early, the unamortized deferred subscriber acquisition costs are typically recovered. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services over the initial contract term of five years.

     We currently anticipate that our total initial investment in new client locations for the remainder of fiscal 2001 will be approximately $31.0 million, including $21.2 million of equipment and installation costs attributable to new client locations, and $9.8 million in deferred subscriber acquisition costs relating to new client locations.

Debt Maturities. The current maturities of long-term debt primarily consist of the current portion of the senior credit facility and other miscellaneous debt. The maturities of long-term debt of our operations as of June 30, 2001 during the remainder of 2001 and 2002, 2003, 2004, 2005, and thereafter are $2.6 million, $6.8 million, $7.9 million, $27.7 million, $55.4 million, and $251.9 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For the period ended June 30, 2001, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K.


PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

     There have been no material developments in legal proceedings involving the Company since those reported in the Company's Report on Form 10-K for fiscal year ended December 31, 2000.

                              MUZAK HOLDINGS LLC

ITEM 6. Exhibits and Reports on Form 8-K.

           (a)  Exhibits

Exhibit
Number                        Description
------                        -----------

10.1 Amended and Restated Executive Employment Agreement, dated as of March 16, 2001, among Muzak Holdings LLC, Muzak LLC, and William A. Boyd.

           (b)  Reports on Form 8-K

           During the quarter ended June 30, 2001, the Company filed no reports on Form 8-K.

     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                       MUZAK HOLDINGS LLC
                                       MUZAK HOLDINGS FINANCE CORP.



                                       By: /s/ William A. Boyd
                                       ---------------------------------
Date: August 14, 2001                  William A. Boyd
                                       Chief Executive Officer
                                       (Principal Executive Officer)



                                       By: /s/ Stephen P. Villa
                                       ---------------------------------
Date: August 14, 2001                  Stephen P. Villa
                                       Chief Financial Officer
                                       (Principal Financial
                                       Officer and Chief
                                       Accounting Officer)