Form 10-Q
period 2003-09-30
MUZAK HOLDINGS LLC; MUZAK HOLDINGS FINANCE CORP
filed 2003-11-14
CIK 1085320, 1085319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            - - - - - - - - - - - - -

                                    FORM 10-Q
                                  - - - - - - -


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003.

                                       or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to
          __________.

                                    Commission file number:     333-78571-02
                                                                333-78573-01
                                                                333-78571
                                                                333-78571-05

                               MUZAK HOLDINGS LLC
                           MUZAK HOLDINGS FINANCE CORP
                                    MUZAK LLC
                               MUZAK FINANCE CORP
            (Exact Name of Registrants as Specified in their charter)

                    DELAWARE                            04-3433730
                    DELAWARE                            04-3433728
                    DELAWARE                            04-3433729
                    DELAWARE                            56-2187963
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

Indicate by check mark whether the registrant has filed (1) all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]   No  [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in the Exchange Act Rule 12-b-2). Yes ( ) No (X)

On November 13, 2003, there were 146,958 membership units of Muzak Holdings LLC outstanding. There is no established trading market for the membership units.

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                               MUZAK HOLDINGS LLC

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  September 30,     December 31,
                                                                       2003             2002
                                                                   (unaudited)
                                                                 ---------------- ---------------
                             ASSETS
Current assets:
   Cash                                                          $         2,393  $         1,781
   Accounts receivable, net of allowances of $1,862 and $1,708            28,070           26,531
   Inventory                                                              14,593           11,401
   Prepaid expenses and other assets.                                      4,352            1,719
                                                                  ---------------  ---------------
       Total current assets                                               49,408           41,432
Property and equipment, net                                              108,839          110,889
Intangible assets, net                                                   257,864          270,756
Deferred subscriber acquisition costs, net                                44,464           41,410
Deferred charges and other assets, net                                    15,470           11,759
                                                                  ---------------  ---------------
       Total assets                                              $       476,045  $       476,246
                                                                  ===============  ===============

                LIABILITIES AND MEMBERS' INTEREST
Current liabilities:
   Accounts payable                                              $         6,945  $        10,049
   Accrued expenses                                                       21,556           18,304
   Current maturities of other liabilities                                 2,852            2,924
   Current maturities of long term debt                                      417            7,855
   Advance billings                                                        1,680            1,040
                                                                  ---------------  ---------------
       Total current liabilities                                          33,450           40,172
Long-term debt                                                           402,428          359,914
Related party notes                                                           --           10,000
Other liabilities                                                          9,565           10,215
Manditorily redeemable preferred units                                   123,887          109,114
Commitments and contingencies
Total liabilities                                                        569,330          529,415
Members' interest:
     Class A units                                                       102,493          117,167
     Class B units                                                            --               97
     Accumulated other comprehensive loss                                     --             (290)
     Accumulated deficit                                                (195,778)        (170,143)
                                                                  ---------------  ---------------
       Total members' interest                                           (93,285)         (53,169)
                                                                  ---------------  ---------------
       Total liabilities and members' interest                   $       476,045  $       476,246
                                                                  ===============  ===============

The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)


                                                   Quarter Ended             Nine Months Ended
                                            --------------------------- ---------------------------
                                            September 30, September 30, September 30, September 30,
                                                2003          2002          2003          2002
                                            ------------- ------------- ------------- -------------

Revenues:
   Music and other business services        $     43,965  $     41,177  $    129,995  $    121,123
   Equipment and related services.                15,384        14,989        43,627        40,075
                                             ------------  ------------  ------------  ------------
                                                  59,349        56,166       173,622       161,198
Cost of revenues:
   Music and other business services
    (excluding $10,393, $11,196, $32,300 and
    $32,932 of depreciation and amortization
    expense).                                      8,173         7,780        23,893        26,428
   Equipment and related services.                12,100        11,873        35,355        32,474
                                             ------------  ------------  ------------  ------------
                                                  20,273        19,653        59,248        58,902
                                             ------------  ------------  ------------  ------------
                                                  39,076        36,513       114,374       102,296

Selling, general and administrative
 expenses.                                        20,038        17,931        59,958        53,853
Depreciation and amortization expense.            15,338        17,567        47,776        52,825
                                             ------------  ------------  ------------  ------------
       Income (loss) from operations.              3,700         1,015         6,640        (4,382)
Other income (expense):
   Interest expense.                             (10,302)       (8,865)      (28,766)      (27,505)
   Other, net.                                        36            76           131           192
   Loss from extinguishment of debt                   --            --        (3,694)           --
                                             ------------  ------------  ------------  ------------
       Loss before income taxes                   (6,566)       (7,774)      (25,689)      (31,695)
Income tax benefit                                    (7)         (308)          (54)         (899)
                                             ------------  ------------  ------------  ------------
       Net loss.                            $     (6,559) $     (7,466) $    (25,635) $    (30,796)
                                             ============  ============  ============  ============


The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Nine Months Ended
                                                             --------------------------------
                                                               September 30,   September 30,
                                                                   2003            2002
                                                              -------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                      $      (25,635) $      (30,796)
Adjustments to derive cash flow from continuing operating
 activities:
Loss on extinguishment of debt                                         3,694              --
Gain on disposal of fixed assets                                         (37)            (30)
Deferred income tax benefit                                             (501)           (997)
Depreciation and amortization                                         47,776          52,825
Amortization of senior discount notes and senior notes                 5,672           5,669
Amortization of deferred financing fees                                1,864           1,625
Amortization of deferred subscriber acquisition costs                 11,562           9,182
Deferred subscriber acquisition costs                                (14,614)        (10,845)
Unearned installment income                                              (26)         (1,053)
Change in certain assets and liabilities
   Increase in accounts receivable                                    (1,539)         (2,799)
   Increase in inventory                                              (3,192)         (1,836)
   Decrease in accounts payable                                         (645)         (1,684)
   Increase (decrease) in accrued expenses                             3,602          (1,154)
   Increase in advance billings                                          640             512
   Other, net                                                         (4,781)            149
                                                               --------------  --------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                          23,840          18,768
                                                               --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                 (31,518)        (26,700)
Proceeds from sale of fixed assets                                        50              40
                                                               --------------  --------------
   NET CASH USED IN INVESTING ACTIVITIES                             (31,468)        (26,660)
                                                               --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease)  in book overdrafts                               (2,459)          3,037
Proceeds from issuance of Senior Notes                               218,869              --
Repayments of senior credit facility                                (159,514)         (3,347)
Repayments on revolver                                               (31,000)        (10,000)
Borrowings on revolver                                                17,400          11,500
Repurchase of Senior discount notes                                  (14,440)             --
Issuance (repayment) of notes payable to a related party             (10,000)         10,000
Termination (purchase) of interest rate protection agreement               4            (372)
Repayments of capital lease obligations and other debt                (1,702)         (2,035)
Payment of fees associated with  financing                            (8,918)         (1,875)
                                                               --------------  --------------
   NET CASH PROVIDED BY  FINANCING ACTIVITES                           8,240           6,908
                                                               --------------  --------------

NET INCREASE (DECREASE) IN CASH                                          612            (984)

CASH, BEGINNING OF PERIOD                                              1,781           2,583

CASH, END OF PERIOD                                           $        2,393  $        1,599
                                                               ==============  ==============

Significant non-cash activities:
Capital lease obligations                                     $        1,214  $        1,953

The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC

             CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' INTEREST
                                   (Unaudited)
                        (in thousands, except for units)



                                             Class A               Class B                      Accumulated
                                      ---------------------  -------------------                   Other        Total
                                                                                  Accumulated  Comprehensive   Members'
                                        Units     Dollars     Units     Dollars     Deficit        Loss        Interest
                                      ---------  ----------  --------  ---------  -----------  -------------  ----------
      Balance, December 31, 2002       132,422   $ 117,167    11,419   $     97   $ (170,143)  $       (290)  $ (53,169)
Comprehensive loss:
Net loss                                                                             (25,635)                   (25,635)
Current period change in value of
 derivative                                                                               --            (78)        (78)
Reclassification to earnings                                                              --            368         368
                                                                                   ----------   ------------   ---------
Total comprehensive loss                                                             (25,635)           290     (25,345)

Net Issuance of Units                                          3,117         --                                      --
Preferred return on preferred units         --     (14,674)       --        (97)          --             --     (14,771)
                                      ---------   ---------  --------   --------   ----------   ------------   ---------
     Balance, September 30, 2003       132,422   $ 102,493    14,536   $     --   $ (195,778)  $         --   $ (93,285)
                                      =========   =========  ========   ========   ==========   ============   =========


The Notes are an integral part of these consolidated financial statements.

                               MUZAK HOLDINGS LLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

    Muzak Holdings LLC ("the Company"), previously known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of the state of Delaware. The Company, through its subsidiaries, provides business music programming to clients through its integrated nationwide network of owned operations and franchises. All of the operating activities are conducted through the Company's subsidiaries.

    As of September 30, 2003, ABRY Partners, LLC and its respective affiliates, collectively own approximately 64.2% of the beneficial interests in the Company's voting interests.

2.  BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Muzak LLC, Muzak Capital Corporation, Muzak Holdings Finance Corporation, Muzak Finance Corporation, Business Sound Inc., Electro Systems Corporation, BI Acquisition LLC, MLP Environmental Music LLC, Audio Environments Inc., Background Music Broadcasters Inc., Telephone Audio Productions Inc., Vortex Sound Communications Company Inc., Music Incorporated, and Muzak Houston, Inc. All intercompany items have been eliminated in consolidation.

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

     The financial statements as of September 30, 2003 and 2002 and for the three and nine months then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                    Useful   September 30, December 31,
                                     Life         2003         2002
                                    (years)   (Unaudited)
                                    ----------------------------------
   Equipment provided to subscribers 4-6    $    155,449  $   140,604
   Capitalized installation labor     5           73,268       62,007
   Equipment                         5-7          29,031       25,716
   Other                             3-30         20,076       18,321
                                             ------------  -----------
                                                 277,824      246,648
    Less accumulated depreciation               (168,985)    (135,759)
                                             ------------  -----------
                                            $    108,839  $   110,889
                                             ============  ===========

    Included in equipment and other at September 30, 2003 and December 31, 2002 is $14.9 million and $13.8 million, respectively, of equipment under capital leases, gross of accumulated depreciation of $11.2 million and $9.5 million, respectively. Depreciation of property and equipment was $10.8 million and $33.7 million for the quarter and nine months ended September 30, 2003, respectively, and $11.8 million and $34.8 million for the quarter and nine months ended September 30, 2002, respectively.

                               MUZAK HOLDINGS LLC

4.  INTANGIBLE ASSETS

Unamortized intangible assets consist of the following (in thousands):

                                   September 30, 2003     December 31, 2002
                                    Carrying Amount        Carrying Amount
                                      (unaudited)
                                  --------------------- ----------------------

     Goodwill...................         $140,805               $140,805

Amortized intangible assets consist of the following (in thousands):

                                                        September 30, 2003                       December 31, 2002
                                                             (unaudited)
                                    Useful      ------------------------------------    ------------------------------------
                                     Life        Gross Carrying      Accumulated         Gross Carrying      Accumulated
                                    (years)          Amount          Amortization            Amount          Amortization
                                   ----------   ------------------ -----------------    ------------------ -----------------

Income producing contracts.......      12            $153,900         $(56,235)             $ 153,956         $(46,617)
License agreements...............      20               5,082           (1,143)                 5,082             (953)
Deferred production costs........      10               7,011           (1,717)                 5,780           (1,232)
Trademarks.......................       5              15,163          (13,515)                15,136          (11,242)
Non-compete agreements...........      3-5                591             (459)                 7,468           (6,211)
Other............................      20              10,741           (2,360)                10,741           (1,957)
                                                    ---------        ---------              ---------        ---------
                                                    $ 192,488        $ (75,429)             $ 198,163        $ (68,212)
                                                    =========        =========              =========        =========

The decrease in non-compete agreements is due to several of the Company's non-compete agreements becoming fully amortized during 2003. Accordingly, the non-compete agreements have been removed from the balance sheet. Aggregate amortization expense was $4.6 million and $14.1 million for the quarter and nine months ended September 30, 2003, respectively, and $5.7 million and $18.0 million for the quarter and nine months ended September 30, 2002, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

   Fiscal year ending
   ------------------
        2003 (remaining three months)............            $4,372
        2004.....................................            15,207
        2005.....................................            14,368
        2006.....................................            14,317
        2007.....................................            14,291

5.  ACCRUED EXPENSES

Accrued expenses are summarized below (in thousands):


                                                                        September 30, 2003      December 31, 2002
                                                                           (Unaudited)
                                                                      ----------------------- -----------------------
   Accrued interest...............................................            $  8,539                $  3,427
   Accrued compensation and benefits..............................               3,021                   3,178
   Licensing  royalties...........................................               4,015                   4,054
   Other..........................................................               5,981                   7,645
                                                                             ---------               ---------
                                                                             $  21,556               $  18,304
                                                                             =========               =========

                               MUZAK HOLDINGS LLC

6.  DEBT

Debt obligations consist of the following (in thousands):

                                                                        September 30,           December 31,
                                                                            2003                    2002
                                                                         (Unaudited)
                                                                      ----------------      ----------------
   Related Party Notes ..........................................             $   --               $  10,000
                                                                      ================      ================

   Long term debt:
     Revolving Loan-Senior Credit Facility.......................             $ 12,700             $  26,300
     Senior Credit Facility......................................                   --               159,514
     Senior Notes................................................              218,923                    --
     Senior Subordinated Notes...................................              115,000               115,000
     Senior Discount Notes.......................................               53,815                64,484
     Other.......................................................                2,407                 2,471
                                                                      ----------------      ----------------
   Total debt obligations........................................              402,845               367,769
   Less current maturities.......................................                (417)               (7,855)
                                                                      ----------------      ----------------
                                                                            $  402,428            $  359,914
                                                                      ================      ================

    As discussed below, on May 20, 2003, Muzak LLC completed a private placement for $220.0 million principal amount of 10% Senior Notes due 2009 ("Senior Notes"). The proceeds were used to repay the revolving loan, Term Loan A, and Term Loan B under our then existing Senior Credit Facility ("Old Senior Credit Facility"), related party notes, and to purchase a portion of the outstanding Senior Discount Notes. We incurred financing fees of $10.5 million in connection with this transaction, $8.9 million of which were paid during the second and third quarters of 2003. The fees are included in Deferred charges and other assets, net, on the balance sheet. In addition, we wrote off $5.2 million of financing fees relating to the Old Senior Credit facility. This charge is included in loss on extinguishment of debt for the nine months ended September 30, 2003.

Revolving Loan- Senior Credit Facility

    In connection with the private placement of Senior Notes, the Company replaced its Old Senior Credit Facility with a New Senior Secured Credit Facility maturing on May 20, 2008. The new Senior Credit Facility is a revolving loan with borrowing availability of up to $60.0 million, a portion of which is available for the issuance of letters of credit. As of September 30, 2003, the Company had $12.7 million outstanding under its revolver, $0.9 million letters of credit outstanding and $27.5 million of borrowing availability.

    The New Senior Credit facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of our tangible and intangible assets and (ii) our capital stock and the capital stock of our subsidiaries. The non-guarantor subsidiary is minor and the consolidated amounts in the Company's financial statements are representative of the combined guarantor's financial statements. The Senior Credit Facility contains restrictive covenants including the maintenance of interest, total leverage, and fixed charge ratios and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. The Company was in compliance with these covenants as of September 30, 2003. The Company's financial covenants become increasingly restrictive during the term of the New Senior Credit Facility and the Company is continually monitoring projected compliance with such covenants. In order to achieve such compliance, the Company is analyzing its entire cost structure and expects to make adjustments in such cost structure during the remainder of 2003 and 2004. Additionally, the Company is assessing the financial impact of lost business revenues during the satellite disruption on covenant compliance.

                               MUZAK HOLDINGS LLC

    Indebtedness under the revolver bears interest at a per annum rate equal to the Company's choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 2.00% to 2.75% or
(ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine, or twelve months, as selected by the Company, plus a margin ranging from 3.25% to 4.00%. Margins are fixed from May 20, 2003 until December 31, 2003, and were 2.75% and 4.00% in the case of Base Rate and Libor, respectively, as of September 30, 2003. Subsequent to December 31, 2003, the margins will be subject to adjustment based on changes in the Company's ratio of consolidated total debt to EBITDA (i.e, earnings before interest, taxes, depreciation and amortization and certain other charges as defined in the agreement). As of September 30, 2003, the interest rate on the revolver was 5.1%.

Senior Notes

    On May 20, 2003, Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $220.0 million in principal amount of 10% Senior Notes which mature on February 15, 2009. Interest is payable semi-annually, in arrears, on May 15 and November 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance and are subordinate to existing and future secured debt and are senior to Muzak LLC's existing Senior Subordinated Notes. The Senior Notes are guaranteed by the Company and certain of the Company's direct and indirect subsidiaries (See Note 7). The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After February 15, 2006, the issuers may redeem all or part of the Senior Notes at a redemption price equal to 105.0% of the principal which redemption price declines to 100% of the principal amount in 2008.

Senior Subordinated Notes

     Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes ("Senior Subordinated Notes") which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Muzak LLC and Muzak Finance and are subordinated in right of payment to all existing and future Senior Indebtedness of the Muzak LLC and Muzak Finance. The Senior Subordinated Notes are guaranteed by the Company and certain of the Company's direct and indirect subsidiaries (See Note 7). The indenture governing the Senior Subordinated Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After March 15, 2004, the issuers may redeem all or part of the Senior Subordinated Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

Senior Discount Notes

    The Company together with its wholly owned subsidiary, Muzak Holdings Finance Corp., has $56.9 million in principal amount at maturity, or $30.4 million in accreted value on the issue date, of 13% Senior Discount Notes (the "Senior Discount Notes") due March 2010. Accreted value on the Senior Discount Notes was $53.8 million and $64.5 million as of September 30, 2003 and December 31, 2002, respectively. Until March 15, 2004, the Senior Discount Notes will accrete in value such that the accreted value on March 15, 2004 will equal the principal amount at maturity of the Senior Discount Notes. Cash interest on the Senior Discount Notes is not payable prior to March 15, 2004. From and after March 15, 2004, interest on the Senior Discount Notes will accrue at a rate of 13% per annum. Interest will be payable semi-annually in arrears on each March 15 and September 15, commencing September 15, 2004, to holders of record of the Senior Discount Notes at the close of business on the immediately preceding March 1 and September 1. Muzak Holdings LLC does not have any operations or assets other than its ownership of Muzak LLC. Accordingly, Muzak Holdings LLC is dependent upon distributions from Muzak LLC in order to pay interest beginning in 2004 as discussed above. Muzak LLC's Senior Credit Facility, Senior Notes, and Senior Subordinated Notes indenture impose restrictions on its ability to make distributions to Muzak Holdings LLC. The Senior Credit Facility, Senior Notes, and the Senior Subordinated Notes indenture permit Muzak LLC to make payments and distributions to Muzak Holdings LLC on and after September 15, 2004 in an amount sufficient to permit Muzak Holdings LLC to make cash interest payments when due, however the New Senior Credit Facility requires that certain financial covenant levels be met in order to make such distributions.

                               MUZAK HOLDINGS LLC

    A portion of the proceeds from the issuance of Senior Notes were used to purchase an aggregate principal amount of $18.1 million of the Company's Senior Discount Notes due 2010. We recorded a gain on extinguishment of debt of $1.9 million in connection with this transaction. This gain is included in loss on extinguishment of debt for the nine months ended September 30, 2003.

Related Party Notes

    In March 2002, Muzak LLC borrowed an aggregate amount of $10.0 million from MEM Holdings LLC in the form of junior subordinated unsecured notes (the "sponsor notes"), the proceeds of which were used to repay outstanding revolving loan balances. MEM Holdings is a company that owns 64.2% of the voting interests in the Company. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

    The sponsor notes accrued interest at 15% per annum from March 2002 through May 20, 2003. These notes and accrued interest, which collectively totaled $11.9 million as of May 20, 2003, were repaid in conjunction with the private placement of Senior Notes.

Other Debt

    The Company assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, aggregating $1.8 million as of September 30, 2003, bear interest at 9.9% and mature in November 2016. The Company is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes. This note, $0.3 million as of September 30, 2003, bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

Liquidity

    During 2003, the Company's principal sources of funds will be cash flows from operations and borrowings under the New Senior Credit Facility. As of September 30, 2003, the Company had outstanding debt of $12.7 million under its New Senior Credit Facility, with additional available borrowings of up to $27.5 million. The financing transaction eliminated our Old Senior Credit Facility and extended 98% of our debt maturities to 2009 and beyond. Based upon our current capital structure and current and anticipated levels of operations, the Company believes that its cash flows from operations, combined with availability under the senior credit facility, will be adequate to meet its liquidity needs for the foreseeable future. We strive to fund both investments in new client locations and interest payments primarily through cash generated from operations rather than through borrowings under the New Senior Credit Facility; nonetheless, we expect to borrow under our revolver during the remainder of 2003. The Company is continuing its efforts to improve working capital balances, increase efficiencies of its technician workforce, and decrease the up front capital investment associated with a new client location. Overall, the Company's business plan anticipates continued growth in new client locations and operational improvements. The Company's future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, its dependence on license agreements and other factors that are beyond its control.

Annual Maturities

    Annual maturities of long-term debt obligations are as follows (in thousands):

        2003 (remaining three months)...............................   $  347
        2004........................................................       94
        2005........................................................      101
        2006........................................................      110
        2007........................................................      118
        Thereafter..................................................  406,287

     The Annual maturities schedule includes the principal amount of the Senior Notes and Senior Discount Notes which mature in 2009 and 2010, respectively.

                               MUZAK HOLDINGS LLC

    Total interest paid by the Company on all indebtedness was $6.1 million and $16.3 million for the quarter and nine months ended September 30, 2003, respectively and $8.6 million and $25.2 million for the quarter and nine months ended September 30, 2002, respectively. The weighted average interest rate on all indebtedness was 9.7% and 8.7% as of September 30, 2003 and 2002, respectively.

Interest Rate Protection Programs

    On January 28, 2000, the Company entered into an interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 7.042% fixed rate debt. The interest rate swap agreement terminated on April 19, 2002. The effect of this interest rate protection agreement on the operating results of the Company was to increase interest expense by $1.6 million for the nine months ended September 30, 2002.

    The Company entered into a three year interest rate cap on April 19, 2002, for which it paid a premium of $0.4 million. The interest rate cap protected the Company against LIBOR increases above 7.25% and was designated as a hedge of interest rates. An interest rate protection agreement was required by the Company's Old Senior Credit Facility and this interest rate cap was terminated on May 20, 2003, in conjunction with the repayment of the Old Senior Credit Facility. The Company received $4 thousand in proceeds for the sale of this interest rate cap, and reclassified $368 thousand from other comprehensive loss to earnings. This charge has been recorded in loss on extinguishment of debt.

    In August 2003, the Company entered into an interest rate swap agreement in which the Company effectively exchanged $220.0 million of fixed rate debt at 10.0% for six month LIBOR plus 7.95%. The swap agreement, entered into to mitigate its interest costs associated with its Senior Notes, covers an eighteen month period ending November 2004. In accordance with Statement of Financial Accounting Standard No. 133 ", "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), the swap agreement is recorded at its fair value in the consolidated balance sheet as of September 30, 2003 and included in Prepaid expenses and other assets. Because the swap agreement is not designated as a hedge under SFAS 133, changes in fair value of the swap have been recorded as an adjustment to interest expense during the quarter ended September 30, 2003, resulting in a $0.8 million reduction to interest expense.

Fair Value of Financial Instruments

       The estimated fair values of the Company's debt as of September 30, 2003 and December 31, 2002 were $395.7 million and $329.9 million, respectively. The fair value of the Senior Notes, Senior Subordinated Notes, and the Senior Discount Notes are based upon quoted market price. The fair value of the other long-term debt of the Company approximates the carrying value as it bears interest at variable rates.

7. GUARANTORS

    The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the quarter and nine months ended September 30, 2003 and 2002 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Subordinated Notes and the Senior Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Subordinated Notes and the Senior Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Subordinated Notes and the Senior Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Subordinated Notes and the Senior Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes and the Senior Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes and the Senior Notes. The subsidiary that does not guarantee the Senior Subordinated Notes and the Senior Notes represents less than 3% of consolidated total assets, members' interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled "Guarantor Subsidiaries".

                               MUZAK HOLDINGS LLC

Condensed Consolidating Balance Sheets as of  September 30, 2003
(In thousands) (unaudited)

                                           Muzak                    Muzak
                                          Holdings      Muzak      Finance
                                            LLC          LLC        Corp       Guarantor
                                         ("Parent")  (Co-issuer) (Co-issuer)  Subsidiaries* Eliminations Consolidated
                                        ------------ ----------- ----------- -------------- ------------ -------------
                 ASSETS
Current assets:
    Cash                                $        --  $    2,393  $       --  $          --  $        --  $      2,393
    Accounts receivable, net                     --      27,049          --          1,021           --        28,070
    Inventories                                  --      14,593          --             --           --        14,593
    Prepaid expenses and other assets            --       4,352          --             --           --         4,352
                                         -----------  ----------  ----------  -------------  -----------  ------------
         Total current assets                    --      48,387          --          1,021           --        49,408
Property and equipment, net                      --     108,005          --            834           --       108,839
Intangible assets, net                           --     233,586          --         24,278           --       257,864
Deposits and other assets, net                1,370      58,556       1,864              8       (1,864)       59,934
Advances in/due from subsidiary                  --          --          --            983         (983)           --
Investment in Subsidiary                     83,047      21,370          --             --     (104,417)           --
                                         -----------  ----------  ----------  -------------  -----------  ------------
         Total assets                   $    84,417  $  469,904  $    1,864  $      27,124  $  (107,264) $    476,045
                                         ===========  ==========  ==========  =============  ===========  ============
LIABILITIES AND MEMBERS' INTEREST
Current liabilities:
    Accounts payable                    $        --  $    6,685  $       --  $         260  $        --  $      6,945
    Accrued expenses                             --      20,348         473          1,208         (473)       21,556
    Current portion of other liabilities         --       2,852          --             --           --         2,852
    Current maturities of long term debt         --         325          --             92           --           417
    Advanced billings                            --       1,680          --             --           --         1,680
                                         -----------  ----------  ----------  -------------  -----------  ------------
         Total current liabilities               --      31,890         473          1,560         (473)       33,450
Long-term debt                               53,815     346,623     115,000          1,990     (115,000)      402,428
Related party notes                              --          --          --             --           --            --
Other liabilities                                --       7,361          --          2,204           --         9,565
Advances in/due from subsidiary                  --         983          --             --         (983)           --
Preferred Stock                             123,887          --          --             --           --       123,887
Members' interest/Shareholders equity       (93,285)     83,047    (113,609)        21,370        9,192       (93,285)
                                         -----------  ----------  ----------  -------------  -----------  ------------
         Total liabilities and members'
          interest                      $    84,417  $  469,904  $    1,864  $      27,124  $  (107,264) $    476,045
                                         ===========  ==========  ==========  =============  ===========  ============

------------------

* Includes a non-guarantor subsidiary which is considered to be "minor" as defined by Rule 3-10 of Regulation S-X

                               MUZAK HOLDINGS LLC

Condensed Consolidating Statements of Operations for the Quarter ended September 30, 2003 (In thousands) (unaudited)

                                           Muzak                    Muzak
                                          Holdings      Muzak      Finance
                                            LLC          LLC        Corp       Guarantor
                                         ("Parent")  (Co-issuer) (Co-issuer)  Subsidiaries* Eliminations Consolidated
                                        ------------ ----------- ----------- -------------- ------------ -------------
Revenues
    Music and other business services   $        --  $   42,681  $       --  $       1,284  $        --  $     43,965
    Equipment and related services               --      15,384          --             --           --        15,384
                                         -----------  ----------  ----------  -------------  -----------  ------------
                                                 --      58,065          --          1,284           --        59,349
Cost of Revenues
    Music and other business services            --       7,757          --            416           --         8,173
    Equipment and related services               --      12,100          --             --           --        12,100
                                         -----------  ----------  ----------  -------------  -----------  ------------
                                                 --      19,857          --            416           --        20,273
                                         -----------  ----------  ----------  -------------  -----------  ------------
                                                 --      38,208          --            868           --        39,076
                                         -----------  ----------  ----------  -------------  -----------  ------------

Selling, general & administrative                --      19,747          --            291           --        20,038
Depreciation & amortization expense              --      14,892          --            446           --        15,338
                                         -----------  ----------  ----------  -------------  -----------  ------------
Income from Operations                           --       3,569          --            131           --         3,700
Other income (expense)
    Interest expense                         (1,743)     (8,506)     (2,839)           (53)       2,839       (10,302)
    Other, net                                   --          36          --             --           --            36
    Management Fee                               --         255          --           (255)          --            --
    Equity in earnings of subsidiary**       (4,816)       (170)         --             --        4,986            --
                                         -----------  ----------  ----------  -------------  -----------  ------------
Loss before income taxes                     (6,559)     (4,816)     (2,839)          (177)       7,825        (6,566)
Income tax benefit                               --          --          --             (7)          --            (7)
                                         -----------  ----------  ----------  -------------  -----------  ------------
Net loss                                $    (6,559) $   (4,816) $   (2,839) $        (170) $     7,825  $     (6,559)
                                         ===========  ==========  ==========  =============  ===========  ============

------------------

* Includes a non-guarantor subsidiary which is considered to be "minor" as defined by Rule 3-10 of regulation S-X
** Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes, is also reflected in Muzak LLC's results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes.

                               MUZAK HOLDINGS LLC

 Condensed Consolidating Balance Sheets as of December 31, 2002
(In thousands)

                                           Muzak                   Muzak
                                          Holdings      Muzak      Finance      Combined
                                            LLC          LLC         Corp      Guarantor
                                          (Parent)   (Co-issuer) (Co-issuer) Subsidiaries*  Eliminations Consolidated
                                        ------------ ----------- ----------- -------------- ------------ -------------
Assets

Current assets:
    Cash                                $        --  $    1,781  $       --  $          --  $        --  $      1,781
    Accounts receivable, net                     --      25,298          --          1,233           --        26,531
    Inventories                                  --      11,401          --             --           --        11,401
    Prepaid expenses and other assets            --       1,719          --             --           --         1,719
                                        ------------ ----------- ----------- -------------- ------------ -------------

        Total current assets                     --      40,199          --          1,233           --        41,432
    Property and equipment, net                  --     109,699          --          1,190           --       110,889
    Intangible assets, net                       --     244,913          --         25,843           --       270,756
    Deferred subscriber acquisition
     costs and other assets, net              2,050      51,114       2,177              5       (2,177)       53,169
    Advances to/from subsidiaries                --          62          --             --          (62)           --
    Investment in subsidiaries              118,379      22,333          --             --     (140,712)           --
                                        ------------ ----------- ----------- -------------- ------------ -------------

       Total assets                     $   120,429  $  468,320  $    2,177  $      28,271  $  (142,951) $    476,246
                                        ------------ ----------- ----------- -------------- ------------ -------------


Liabilities and Members' Interest

Current liabilities:
    Accounts payable                    $        --  $   10,002  $       --  $          47  $        --  $     10,049
    Accrued expenses                             --      17,267       3,312          1,037       (3,312)       18,304
    Current maturity of other
     liabilities                                 --       2,924          --             --           --         2,924
    Current maturities of long term
debt                                             --       7,769          --             86           --         7,855
    Advance billings                             --       1,040          --             --           --         1,040
                                        ------------ ----------- ----------- -------------- ------------ -------------

       Total current liabilities                 --      39,002       3,312          1,170       (3,312)       40,172

Long-term debt                               64,484     293,371     115,000          2,059     (115,000)      359,914
Related party notes                              --      10,000          --             --           --        10,000
Other liabilities                                --       7,568          --          2,647           --        10,215
Advances to/from subsidiaries                    --          --          --             62          (62)           --
Mandatorily redeemable preferred units      109,114          --          --             --           --       109,114

Members' interest/Shareholder equity        (53,169)    118,379    (116,135)        22,333      (24,577)      (53,169)
                                        ------------ ----------- ----------- -------------- ------------ -------------

       Total liabilities and members'
        interest                        $   120,429  $  468,320  $    2,177  $      28,271  $  (142,951) $    476,246
                                        ------------ ----------- ----------- -------------- ------------ -------------

------------------
* Includes a non-guarantor subsidiary which is considered to be "minor" as defined by Rule 3-10 of Regulation S-X.

                               MUZAK HOLDINGS LLC

Condensed Consolidating Statements of Operations for the Quarter ended September 30, 2002 (In thousands) (unaudited)

                                           Muzak                   Muzak
                                          Holdings      Muzak      Finance
                                            LLC          LLC        Corp       Guarantor
                                         ("Parent")  (Co-issuer) (Co-issuer)  Subsidiaries* Eliminations Consolidated
                                        ------------ ----------- ----------- -------------- ------------ -------------
 Revenues
     Music and other business services  $        --  $   39,698  $       --  $       1,479  $        --  $     41,177
     Equipment and related services              --      14,989          --             --           --        14,989
                                         -----------  ----------  ----------  -------------  -----------  ------------
                                                 --      54,687          --          1,479           --        56,166
 Cost of Revenues
     Music and other business services           --       7,575          --            205           --         7,780
     Equipment and related services              --      11,873          --             --           --        11,873
                                         -----------  ----------  ----------  -------------  -----------  ------------
                                                 --      19,448          --            205           --        19,653
                                         -----------  ----------  ----------  -------------  -----------  ------------
                                                 --      35,239          --          1,274           --        36,513
                                         -----------  ----------  ----------  -------------  -----------  ------------

 Selling, general & administrative               --      17,753          --            178           --        17,931
 Depreciation & amortization expense             --      16,581          --            986           --        17,567
                                         -----------  ----------  ----------  -------------  -----------  ------------
 Income from Operations                          --         905          --            110           --         1,015
 Other income (expense)
     Interest expense                        (2,036)     (6,823)     (2,839)            (6)       2,839        (8,865)
     Other, net                                  --          76          --             --           --            76
     Management Fee                              --       1,181          --         (1,181)          --            --
     Equity in earnings of subsidiary**      (5,430)       (769)         --             --        6,199            --
                                         -----------  ----------  ----------  -------------  -----------  ------------
 Loss before income taxes                    (7,466)     (5,430)     (2,839)        (1,077)       9,038        (7,774)
 Income tax benefit                              --          --          --           (308)          --          (308)
                                         -----------  ----------  ----------  -------------  -----------  ------------
 Net loss                               $    (7,466) $   (5,430) $   (2,839) $        (769) $     9,038  $     (7,466)
                                         ===========  ==========  ==========  =============  ===========  ============


------------------
* Includes a non-guarantor subsidiary which is considered to be "minor" as defined by Rule 3-10 of regulation S-X ** Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes, is also reflected in Muzak LLC's results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes.

                               MUZAK HOLDINGS LLC

Condensed Consolidating Statements of Operations for the Nine Months ended September 30, 2003
(In thousands)  (unaudited)


                                           Muzak                    Muzak
                                          Holdings      Muzak      Finance
                                            LLC          LLC        Corp       Guarantor
                                         ("Parent")  (Co-issuer) (Co-issuer)  Subsidiaries* Eliminations Consolidated
                                        ------------ ----------- ----------- -------------- ------------ -------------
Revenues
    Music and other business services   $        --  $  125,487  $       --  $       4,508  $        --  $    129,995
    Equipment and related services               --      43,627          --             --           --        43,627
                                         -----------  ----------  ----------  -------------  -----------  ------------
                                                 --     169,114          --          4,508           --       173,622
Cost of Revenues
    Music and other business services            --      22,359          --          1,534           --        23,893
    Equipment and related services               --      35,355          --             --           --        35,355
                                         -----------  ----------  ----------  -------------  -----------  ------------
                                                 --      57,714          --          1,534           --        59,248
                                         -----------  ----------  ----------  -------------  -----------  ------------
                                                 --     111,400          --          2,974           --       114,374
                                         -----------  ----------  ----------  -------------  -----------  ------------

Selling, general & administrative                --      58,949          --          1,009           --        59,958
Depreciation & amortization expense              --      45,855          --          1,921           --        47,776
                                         -----------  ----------  ----------  -------------  -----------  ------------
Income from Operations                           --       6,596          --             44           --         6,640
Other income (expense)
    Interest expense                         (5,837)    (22,768)     (8,517)          (161)       8,517       (28,766)
    Other, net                                   --         131          --             --           --           131
    Extraordinary Loss                        1,384      (5,078)         --             --           --        (3,694)
    Management Fee                               --         900          --           (900)          --            --
    Equity in earnings of subsidiaries**    (21,182)       (963)         --             --       22,145            --
                                         -----------  ----------  ----------  -------------  -----------  ------------
Loss before income taxes                    (25,635)    (21,182)     (8,517)        (1,017)      30,662       (25,689)
Income tax benefit                               --          --          --            (54)          --           (54)
                                         -----------  ----------  ----------  -------------  -----------  ------------
Net loss                                $   (25,635) $  (21,182) $   (8,517) $        (963) $    30,662  $    (25,635)
                                         ===========  ==========  ==========  =============  ===========  ============

------------------
* Includes a non-guarantor subsidiary which is considered to be "minor" as defined by Rule 3-10 of regulation S-X
** Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes, is also reflected in Muzak LLC's results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes.

                               MUZAK HOLDINGS LLC

Condensed Consolidating Statements of Operations for the Nine Months ended September 30, 2002 (In thousands) (unaudited)

                                          Muzak                     Muzak
                                          Holdings      Muzak      Finance
                                            LLC          LLC        Corp       Guarantor
                                         ("Parent")  (Co-issuer) (Co-issuer)  Subsidiaries* Eliminations Consolidated
                                        ------------ ----------- ----------- -------------- ------------ -------------
Revenues
    Music and other business services   $        --  $  115,823  $       --  $       5,300  $        --  $    121,123
    Equipment and related services               --      40,075          --             --           --        40,075
                                         -----------  ----------  ----------  -------------  -----------  ------------
                                                 --     155,898          --          5,300           --       161,198
Cost of Revenues
    Music and other business services            --      25,568          --            860           --        26,428
    Equipment and related services               --      32,474          --             --           --        32,474
                                         -----------  ----------  ----------  -------------  -----------  ------------
                                                 --      58,042          --            860           --        58,902
                                         -----------  ----------  ----------  -------------  -----------  ------------
                                                 --      97,856          --          4,440           --       102,296
                                         -----------  ----------  ----------  -------------  -----------  ------------

Selling, general & administrative                --      53,269          --            584           --        53,853
Depreciation & amortization expense              --      49,334          --          3,491           --        52,825
                                         -----------  ----------  ----------  -------------  -----------  ------------
Income (loss) from Operations                    --      (4,747)         --            365           --        (4,382)
Other income (expense)
    Interest expense                         (5,917)    (21,570)     (8,517)           (18)       8,517       (27,505)
    Other, net                                   --         192          --             --           --           192
    Management Fee                               --       4,148          --         (4,148)          --            --
    Equity in earnings of subsidiary**      (24,879)     (2,902)         --             --       27,781            --
                                         -----------  ----------  ----------  -------------  -----------  ------------
Loss before income taxes                    (30,796)    (24,879)     (8,517)        (3,801)      36,298       (31,695)
Income tax benefit                               --          --          --           (899)          --          (899)
                                         -----------  ----------  ----------  -------------  -----------  ------------
Net loss                                $   (30,796) $  (24,879) $   (8,517) $      (2,902) $    36,298  $    (30,796)
                                         ===========  ==========  ==========  =============  ===========  ============

------------------
* Includes a non-guarantor subsidiary which is considered to be "minor" as defined by Rule 3-10 of regulation S-X
** Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes, is also reflected in Muzak LLC's results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes.

                               MUZAK HOLDINGS LLC

Condensed Consolidating Statements of Cash Flows for the Nine Months ended September 30, 2003 (In thousands) (unaudited)

                                           Muzak                    Muzak
                                          Holdings      Muzak      Finance
                                            LLC          LLC        Corp       Guarantor
                                         ("Parent")  (Co-issuer) (Co-issuer)  Subsidiaries* Eliminations Consolidated
                                        ------------ ----------- ----------- -------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash provided by  operating
     activities                         $        --  $   22,515  $       --  $       1,325  $        --  $     23,840
                                         -----------  ----------  ----------  -------------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets           --          50          --             --           --            50
    Capital expenditures (for property,
     plant & equipment and intangibles)          --     (31,518)         --             --           --       (31,518)
                                         -----------  ----------  ----------  -------------  -----------  ------------
    Net cash used in investing
     activities                                  --     (31,468)         --             --           --       (31,468)
                                         -----------  ----------  ----------  -------------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in book overdrafts                    --      (2,459)         --             --           --        (2,459)
    Proceeds from Senior note offering           --     218,869          --             --           --       218,869
    Repayments of senior credit facility         --    (159,514)         --             --           --      (159,514)
    Repayments of senior discount notes     (14,440)         --          --             --           --       (14,440)
    Repayments under revolving credit
     loan                                        --     (31,000)         --             --           --       (31,000)
    Borrowings under revolving credit
     loan                                        --      17,400          --             --           --        17,400
    Repayment on note payable to related
     party                                       --     (10,000)         --             --           --       (10,000)
    Proceeds from sale of interest rate
     protection agreement                        --           4          --             --           --             4
    Repayments of capital lease
     obligations and other debt                  --      (1,638)         --            (64)          --        (1,702)
    Payment of financing fees                    --      (8,918)         --             --           --        (8,918)
    Advances to/from subsidiaries            14,440     (13,179)         --         (1,261)          --            --
                                         -----------  ----------  ----------  -------------  -----------  ------------
    Net cash provided by/(used in)
     financing activities                        --       9,565          --         (1,325)          --         8,240
                                         -----------  ----------  ----------  -------------  -----------  ------------
NET INCREASE IN CASH                             --         612          --             --           --           612
CASH, BEGINNING OF PERIOD                        --       1,781          --             --           --         1,781
                                         ===========  ==========  ==========  =============  ===========  ============
CASH, END OF PERIOD                     $        --  $    2,393  $       --  $          --  $        --  $      2,393
                                         ===========  ==========  ==========  =============  ===========  ============

------------------
* Includes a non-guarantor subsidiary which is considered to be "minor" as defined by Rule 3-10 of Regulation S-X

                               MUZAK HOLDINGS LLC

Condensed Consolidating Statements of Cash Flows for the Nine Months ended September 30, 2002 (In thousands) (unaudited)

                                           Muzak                    Muzak
                                          Holdings      Muzak      Finance
                                            LLC          LLC        Corp       Guarantor
                                         ("Parent")  (Co-issuer) (Co-issuer)  Subsidiaries* Eliminations  Consolidated
                                        ------------ ----------- ----------- -------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating
 activities                             $        --  $   18,968  $       --  $        (200) $        --  $     18,768
                                         -----------  ----------  ----------  -------------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets               --          40          --             --           --            40
Capital expenditures (for property,
 plant & equipment and intangibles)              --     (26,700)         --             --           --       (26,700)
                                         -----------  ----------  ----------  -------------  -----------  ------------
Net cash used in investing activities            --     (26,660)         --             --           --       (26,660)
                                         -----------  ----------  ----------  -------------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts                        --       3,037          --             --           --         3,037
Borrowings under revolver                        --      11,500          --             --           --        11,500
Repayments under revolver                        --     (10,000)         --             --           --       (10,000)
Repayments of senior credit facility             --      (3,347)         --             --           --        (3,347)
Proceeds from issuance of note payable
 to related party                                        10,000                                                10,000
Payment of interest rate protection
 agreement                                       --        (372)         --             --           --          (372)
Repayments of capital lease and other
 debt                                            --      (1,976)         --            (59)          --        (2,035)
Payment of fees associated with
 financing                                       --      (1,875)         --             --           --        (1,875)
Advances to/from subsidiaries                    --        (259)         --            259           --            --
                                         -----------  ----------  ----------  -------------  -----------  ------------
Net cash provided by financing
 activities                                      --       6,708          --            200           --         6,908
                                         -----------  ----------  ----------  -------------  -----------  ------------
NET DECREASE IN CASH                             --        (984)         --             --           --          (984)
CASH, BEGINNING OF PERIOD                        --       2,583          --             --           --         2,583
                                         ===========  ==========  ==========  =============  ===========  ============
CASH, END OF PERIOD                     $        --  $    1,599  $       --  $          --  $        --  $      1,599
                                         ===========  ==========  ==========  =============  ===========  ============

------------------
* Includes a non-guarantor subsidiary which is considered to be "minor" as defined by Rule 3-10 of Regulation S-X

                               MUZAK HOLDINGS LLC

 8. MANDATORILY REDEEMABLE PREFERRED UNITS

          The Company was in violation of unit coverage ratio under the Securities Purchase Agreement as of September 30, 2003 and June 30, 2003. As a result of the default, the preferred units will accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio (the ratio of consolidated operating cash flow to the sum of consolidated interest expense plus the aggregate Series A Preferred return, as more specifically defined in the Securitires Purchase Agreement) for the foreseeable future. Failure to comply with unit coverage ratio for four consecutive quarters results in an increase in the authorized number of Class B Directors from eight to ten. The Class B Directors so designated will be entitled to serve until such time as the Company complies with the unit coverage ratio. The number of Class A directors will remain unchanged at three directors, each of whom has three votes. The Class A directors are comprised of representatives from ABRY Partners, and therefore ABRY Partners will remain in control of the board of directors. The foregoing default does not result in a change of voting control or a cross default under the New Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes. The Company was in compliance with all other financial covenants under the Securities Purchase Agreement as of September 30, 2003.

9. MUZAK HOLDINGS FINANCE CORP. AND MUZAK FINANCE CORP.

    Muzak Holdings Finance Corp. and Muzak Finance Corp. had no operating activities during the nine months ended September 30, 2003 and 2002.

10. RECENTLY ISSUED ACCOUNTING STANDARDS

    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003.

    As amended by FASB Staff Position ("FSP") No. FIN 46-6, FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company will adopt FIN 46 in the fourth quarter of 2003.

    The FASB is currently proposing modifications and issuing FSPs that change and clarify FIN 46. These modifications and FSPs, when finalized, could impact the Company's analysis of the applicability of FIN 46 to entities that are franchisees of the Company. The Company has no equity ownership interests in its franchisees and none of the Company's franchisees have been consolidated in the Company's third quarter financial statements. The Company will continue to monitor and analyze developments regarding FIN 46 that would impact its applicability to its franchisees.

    The Emerging Issued Task Force has issued EITF 00-21 "Revenue
Arrangements with Multiple Deliverables" (EITF 00-21) which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The Company adopted EITF 00-21 during the third quarter of 2003 and concluded that it is accounting for its arrangements under which it performs multiple revenue-generating activities in accordance with EITF 00-21. As such, there is no financial impact from this adoption.

11. COMMITMENTS AND CONTINGENCIES

Litigation

    Muzak LLC is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the management of Muzak LLC believes that the resulting liability, if any, will not have a material effect upon Muzak LLC's consolidated financial statements or liquidity.

                               MUZAK HOLDINGS LLC

Music Licenses

    The industry-wide agreement between business music providers and BMI expired in December 1993. Since this time we have been operating under an interim agreement pursuant to which we have continued to pay royalties at the 1993 rates. Business music providers and BMI have been negotiating the terms of a new agreement. We are involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable to BMI. The period from which such "reasonable" license fees are payable covers the period January 1, 1994 to September 30, 2003, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. We are vigorously contesting BMI's assessment. The Company believes the eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. As of the date hereof, a trial date had not been set.

    The industry-wide agreement between business music providers and ASCAP expired in May 1999. The Company began negotiations with ASCAP in June 1999, and has continued to pay ASCAP royalties at the 1999 rates. The agreement between business music providers and ASCAP allowed either party to pursue a rate court proceeding in federal court in New York to seek a court determined reasonable rate if a mutually acceptable rate was not obtained by November 29, 2002. ASCAP notified the Company that it would pursue such rate court proceeding and on January 29, 2003 made an application to the court to commence such a proceeding. Discovery in the proceeding has commenced and is not yet completed. In the interim, the Company and DMX Music, Inc. have requested the rate court's assistance in exploring and determining alternative licensing and royalty structures in order to establish flexible and competitive alternatives to ASCAP's traditional "blanket license".

    The Company cannot predict what the terms of the new BMI or ASCAP agreements with business music providers will be or when agreements will be reached, although BMI and ASCAP have indicated that they are seeking royalty rate increases and a retroactive royalty rate increase. As of September 30, 2003, the Company has not accrued any amounts in connection with any such potential retroactive rate increases. In the third quarter and nine months of 2003, the Company incurred $2.2 million and $6.6 million, respectively, in royalties to ASCAP, BMI and to SESAC. In the third quarter and nine months of 2002, the Company incurred $2.2 million and $6.5 million, respectively, in royalties to ASCAP, BMI and to SESAC. These amounts exclude the increase in the estimated reserve for prior period licensing royalties as discussed below. Increases in the fees we must pay under these agreements could adversely affect our operating margin, and, therefore, our results of operations.

    In October 1998, the Digital Millennium Copyright Act was enacted. The Act provides for a statutory license from the copyright owners of master recordings to make and use ephemeral copies of such recordings. Ephemeral copies refer to temporary copies of master sound recordings made to enable or facilitate the digital transmission of such recordings. The Digital Millennium Copyright Act did not specify the rate and terms of the license. As a result, the United States Copyright Office convened a Copyright Arbitration Royalty Panel to recommend an ephemeral royalty rate. In February 2002, the Panel recommended an ephemeral royalty rate of ten percent (10%) of gross proceeds applicable to the use of ephemeral copies. That recommendation was subject to review by the Librarian of Congress, who could have modified or adopted such recommendation.

    In June 2002, the Librarian of Congress published his final decision to adopt the Copyright Arbitration Royalty Panel's recommendation of a ten percent (10%) ephemeral royalty rate, which covers the period from October 1998 through December 31, 2002. As required by such determination, we remitted payment on October 20, 2002 for royalties payable for the period from October 28, 1998 through August 31, 2002. The United States Copyright Office is in the process of extending the foregoing ten percent (10%) ephemeral royalty rate to cover the period January 1, 2003 through December 31, 2004.

    With respect to future revenue subject to such ephemeral royalty rate, we believe our exposure is minimal, as the Company believes its current satellite technologies do not require use of ephemeral copies. Nonetheless, there can be no assurances that the collective for the copyright owners will refrain from investigating or otherwise challenging the applicability of the statute to our satellite technologies.

    During the nine months ended September 30, 2002, the Company increased its estimated reserve for prior period licensing royalties and related expenses by $3.1 million. This charge was recorded in cost of music and other business services revenues. This accrual was not made in connection with a potential retroactive rate increase for BMI or ASCAP.

                               MUZAK HOLDINGS LLC

    As of September 30, 2003, our reserve for prior period licensing royalties and related expenses was $2.9 million.

    Other Commitments

    As of September 30, 2003, the Company has approximately $26.6 million in outstanding capital expenditure commitments covering a three-year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

12. RELATED PARTY TRANSACTIONS

    During the nine months ended September 30, 2003, the Company accrued $1.2 million of fees payable to ABRY Partners. These fees were incurred under the Management and Consulting Services Agreement with ABRY Partners and for services rendered in connection with the private placement of Senior Notes.

    The Company repaid $10.0 million sponsor notes to MEM Holdings in conjunction with the private placement of Senior Notes during the quarter ended June 30, 2003.

13. SATELLITE DISRUPTION

          On September 19, 2003, TelStar 4, the satellite that provides the signal for certain of the Company's client locations experienced a technical malfunction. The Company secured comparable transponder capacity through Microspace Communications on AMC-1, a digital satellite of SES Americom. The Company successfully restored service, which required re-pointing of satellite dishes, to all client locations by September 28, 2003. The Company has insurance that provides $1.5 million of coverage for its re-pointing costs and submitted a claim in early November for the total amount of coverage. As of September 30, 2003, $1.3 million of the insurance claim was recorded in prepaid expenses and other assets on the balance sheet. The Company expects the uninsured costs associated with the re-pointing of dishes to be minimal. However, The Company was required to dedicate installation and service resources to the re-pointing efforts and, as a result, delay normal course installations and service calls. The Company expects to incur additional costs to perform such service calls and installations. The Company is still assessing the fourth quarter financial impact of the lost revenues and additional costs. In addition, the Company is in the process of securing insurance for AMC-I and believes it will be able to secure comparable coverage during the fourth quarter of 2003.

                               MUZAK HOLDINGS LLC

Item 2. Management's Discussion and Analysis

    This Form 10-Q includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as "anticipate", "believe", "intend", "expect", "could", "may", "will" and similar expressions and include references to assumptions that the Company believes are reasonable and relate to our future prospects, developments and business strategies. Forward-looking statements involve risks and uncertainties, including, but not limited to those related to the Company's substantial leverage and debt service requirements, restrictions imposed by the terms of the Company's indebtedness, the Company's history of net losses, the Company's dependence on satellite delivery of its products and on license agreements, the Company's ability to integrate acquisitions, future capital requirements, the impact of competition and technological change, the availability of cost-effective programming, the impact of legislation and regulation, risks associated with the effect of general economic conditions and the other factors discussed in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. The Company undertakes no obligation to update these forward-looking statements.

Recent Developments

    On November 4, 2003, the Board of Directors of the Company increased the number of Class B Directors from five to eight. The new Class B Directors are Lon Otremba, President of the Company, and Rob MacInnis and Hilary Kaiser, both of ABRY Partners.

          On October 1, 2003, the Company announced it had successfully restored service to all of its client locations following the Telestar 4 satellite disruption on September 19, 2003. On September 19, 2003, TelStar 4, the satellite that provides the signal for certain of the Company's client locations experienced a technical malfunction. The Company secured comparable transponder capacity through Microspace Communications on AMC-1, a digital satellite of SES Americom. The Company has insurance that provides $1.5 million of coverage for its re-pointing costs and submitted a claim in early November for the total amount of coverage. As of September 30, 2003, $1.3 million of the insurance claim was recorded in prepaid expenses and other assets on the balance sheet. The Company expects the uninsured costs associated with the re-pointing of dishes to be minimal. However, The Company was required to dedicate installation and service resources to the re-pointing efforts and, as a result, delay normal course installations and service calls. The company expects to incur additional costs to perform such service calls and installations. The Company is still assessing the fourth quarter financial impact of the lost revenues and additional costs. In addition, the Company is in the process of securing insurance for AMC-1 and believes it will be able to secure comparable coverage during the fourth quarter of 2003.

    On September 29, 2003, the Company announced that Lon Otremba has joined the Company as its President. Most recently, he was Executive Vice President of America Online's Interactive Marketing Group, where he was responsible for developing and leading the short and long-term strategy and operations for AOL's advertising and e-commerce business turnaround. In addition, Bill Boyd has been named Chairman of the Board.

    On May 20, 2003, Muzak LLC completed a private placement for $220 million principal amount of 10% Senior Notes due 2009. The Company used the proceeds to repay its Old Senior Credit Facility, sponsor notes and to repurchase a portion of its Senior Discount Notes.

Recently Issued Accounting Standards

    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003.

    As amended by FASB Staff Position ("FSP") No. FIN 46-6, FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company will adopt FIN 46 in the fourth quarter of 2003.


    The FASB is currently proposing modifications and issuing FSPs that change and clarify FIN 46. These modifications and FSPs, when finalized, could impact the Company's analysis of the applicability of FIN 46 to entities that are franchisees of the Company. The Company has no equity ownership interests in its franchisees and none of the Company's franchisees have been consolidated in the Company's third quarter financial statements. The Company will continue to monitor and analyze developments regarding FIN 46 that would impact its applicability to its franchisees.

                               MUZAK HOLDINGS LLC

Item 2. Management's Discussion and Analysis

    The Emerging Issued Task Force has issued EITF 00-21 "Revenue Arrangements with Multiple Deliverables" (EITF 00-21) which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The Company adopted EITF 00-21 during the third quarter of 2003 and concluded that it is accounting for its arrangements under which it performs multiple revenue-generating activities in accordance with EITF 00-21. As such, there is no financial impact from this adoption.

General

    Muzak is the leading provider of business music programming in the United States based on market share. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming.

Results of Operations

    Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter and nine months ended September 30, 2003 compared to the quarter and nine months ended September 30, 2002.

    Revenues. Revenues were $59.3 million and $56.2 million for the quarters ended September 30, 2003 and 2002, respectively, an increase of 5.7% and were $173.6 million and $161.2 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of 7.7%. Music and other business services revenue increased $2.8 million, or 6.8% in 2003 as compared to the quarter ended September 30, 2002 and increased $8.9 million or 7.3% during the nine months ended September 30, 2003 as compared to the 2002 period. As the price of new client locations is consistent with prior years, the growth in music and other business services revenue is due to an increase in new client locations, offset by a 10.3% cancellation rate during the twelve months ended September 30, 2003. As a result of our efforts on reducing the client cancellation rate, we experienced a 9.8% cancellation rate in the nine months ended September 30, 2003 as compared to 10.0% in the 2002 period. During the twelve months ended September 30, 2003, we added, net of cancellations, 10,300 Audio Architecture, 5,000 Voice, and 1,700 other locations. Equipment and related services revenues increased $0.4 million and $3.6 million for the quarter and nine months ended September 30, 2003, respectively, versus the comparable 2002 periods. The 8.9% increase for the nine months reflects our targeted efforts to develop our equipment sales such as sound systems, noise masking, closed circuit television, and drive thru systems. Our targeted efforts include dedicating resources in the form of product specialists to facilitate this sales process.

    Cost of revenues. Cost of revenues were $20.3 million and $19.7 million for the quarters ended September 30, 2003 and 2002, respectively, an increase of $0.6 million. Costs of music and other business services for the nine months ended September 30, 2002 includes a $3.1 million charge relating to an increase in reserves for prior period licensing royalties and related expenses. Excluding this charge, cost of music and other business services revenues as a percentage of revenues was 18.6% and 18.9% for the quarters ended September 30, 2003 and 2002, respectively, and was 18.4% and 19.2% for the nine months ended September 30, 2003 and 2002, respectively. The decrease in cost of revenues as a percentage of revenues is due to the leveraging of the fixed cost infrastructure including costs such as satellite space, and music programming as well as from efficiencies achieved from our muzakvoice.com website. Costs of equipment and related services revenue as a percentage of revenues decreased to 78.7% in the third quarter of 2003 from 79.2% in the third quarter of 2002 and was flat at 81.0% for the nine months ended September 30, 2003 and 2002. The decrease in costs as a percentage of revenues in the third quarter is due to more efficient use of our technician workforce coupled with equipment and service revenues at improved margins. The costs associated with re-pointing of receivers due to the satellite disruption during the third quarter of 2003 of $0.9 million have been removed from the income statement and are recorded as a receivable from our insurance carrier which is included in prepaid expenses and other assets on the balance sheet as of September 30, 2003.

                               MUZAK HOLDINGS LLC

Item 2. Management's Discussion and Analysis

    Selling, general, and administrative expenses. Selling, general, and administrative expenses were $20.0 million and $17.9 million in the quarters ended September 30, 2003 and 2002, respectively, an increase of $2.1 million. Selling, general, and administrative expenses were $60.0 million and $53.9 million in the nine months ended September 30, 2003 and 2002, respectively, an increase of $6.1million or 11.3%. A portion of these increases is due to a $0.8 million and $2.4 million increase in the quarter and nine months ended September 30, 2003, respectively, in amortization of subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses. This increase is directly related to the increase in music and other business services revenue. The remaining increases of $1.3 million and $3.7 million for the quarter and nine months ended September 30, 2003, respectively, is due to higher commissions on equipment and related services revenues, increased overhead expenses such as insurance premiums, and an increase in sales support positions. The nine months ended September 30, 2002 includes a $0.5 million charge incurred in connection with exploring various financing alternatives. Costs associated with the satellite disruption of $0.3 million have been removed from the income statement and are recorded as a receivable from our insurance carrier which is included in prepaid expenses and other assets on the balance sheet as of September 30, 2003.

     Depreciation and amortization expenses. Depreciation and amortization was $15.3 million and $17.6 million for the quarters ended September 30, 2003 and 2002, respectively, and $47.8 million and $52.8 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease from the 2002 to the 2003 period is primarily due to several of our non-compete agreements becoming fully amortized in the fourth quarter of 2002.

     Interest expense. Interest expense was $10.3 million and $8.9 million for the quarters ended September 30, 2003 and 2002, respectively, an increase of $1.4 million. This increase is due to the issuance of our 10% Senior Notes and the repayment of our Old Senior Credit Facility. The Old Senior Credit facility bore interest at the Company's choice of LIBOR or the Base Rate plus a margin, based on the Company's leverage ratio. This increase is offset by a $0.8 million reduction in interest expense due to our interest rate swap agreement. The effective interest rate for the quarters ended September 30, 2003 and 2002 was 9.8% and 8.9% respectively. Interest expense was $28.8 million and $27.5 million and the effective interest rate was 9.1% and 9.3% for the nine months ended September 30, 2003 and 2002, respectively.

     Loss on extinguishment of debt. Loss on extinguishment of debt was $3.7 million for the nine months ended September 30, 2003. This loss was recorded in connection with the issuance of 10% Senior Notes due 2009 and is comprised of a $5.2 million write off of financing fees related to the Old Senior Credit Facility, $0.4 million reclassification other comprehensive loss to earnings, offset by a $1.9 million gain on the repurchase of $18.1 million principal amount of Senior Discount Notes.

     Income tax provision. Income tax benefit decreased $0.3 million from $0.3 million in the third quarter 2002, respectively, and was $54 thousand and $0.9 million in the nine months ended September 30, 2003 and 2002, respectively. Although the Company is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are corporations. The income tax provision (benefit) relates to these corporate subsidiaries.

     Net Loss. The combined effect of the foregoing resulted in a net loss of $6.6 million for the quarter ended September 30, 2003 compared to a net loss of $7.5 million for the comparable 2002 period and a net loss of $25.6 million for the nine months ended September 30, 2003 compared to a net loss of $30.8 million for the nine months ended September 30, 2002.

Liquidity and Capital Resources

     Sources and Uses. During 2003, our principal sources of funds have been cash generated from operations, borrowings under our revolver, and the issuance of our Senior Notes due 2009. During the nine months ended September 30, 2003, $23.8 million of cash was provided by operating activities, $31.5 million of cash was used in investing activities, and $8.2 million was provided by financing activities. Cash was primarily used during the nine months ended September 30, 2003 to make investments relating to new client locations, to make interest payments, and to repay certain existing indebtedness and pay costs associated with financing efforts. In addition, we experienced a use of cash due to working capital increases in the nine months ended September 30, 2003 primarily due to a purchase commitment for our Encompass receivers, as well as to an increase in receivables associated with the increase in revenues. We have maintained consistent days sales outstanding in 2002 and 2003 at approximately 43 days. Our success at re-using equipment for new client installations and conversions has contributed to the increase in inventory balances. We are committed to improving working capital balances.

                               MUZAK HOLDINGS LLC

Item 2. Management's Discussion and Analysis

    We expect that our principal sources of funds will continue to be cash flows from operations and borrowings under the New Senior Credit Facility. As of September 30, 2003, we had outstanding debt of $12.7 million under our New Senior Credit Facility, with additional available borrowings of up to $27.5 million. The financing transaction eliminated our amortizing old Senior Credit Facility and extended 98% of our debt maturities to 2009 and beyond. Based upon our capital structure and current and anticipated levels of operations, we believe that our cash flows from operations, combined with availability under the New Senior Credit Facility, will be adequate to meet our liquidity needs for the foreseeable future.

    We are focused on improving working capital balances, efficiently utilizing our capital resources associated with new client locations, and identifying and implementing cost savings initiatives in all areas of the business. Overall, our business plan anticipates continued growth in new client locations, operational improvements, and increases in equipment and related services revenue. We strive to fund both investments in new client locations and interest payments primarily through cash flows from operations rather than through borrowings under the New Senior Credit Facility; nonetheless, we expect to borrow under our revolver during the remainder of 2003. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control.

    The Company evaluates liquidity using several measures, one of them being EBITDA (defined as earnings before interest, income taxes (benefits), depreciation, and amortization). EBITDA is not intended to be a liquidity measure that should be regarded as an alternative to, or more meaningful than, cash flow from operations as a measure of liquidity, as determined in accordance with generally accepted accounting principles, known as GAAP. However, management believes that EBITDA is a meaningful measure of the cash flows available to invest in new client locations and to service its debt obligations. Further, management believes that EBITDA is commonly used in similar industries to analyze and compare companies on the basis of leverage and liquidity; however it is not necessarily comparable to similarly titled amounts of other companies. The following table provides a reconciliation of cash flows from operations to EBITDA for the quarter and nine months ended September 30, 2003 and 2002. (in thousands)


                                                Three Months Ended
                                             -------------------------
                                             September     September
                                               30, 2003      30, 2002
                                             -----------   -----------
Cash flows provided by operating activities  $   11,820    $    6,192
Interest expense net of amortization              7,383         6,329
Change in working capital                        (1,188)        5,437
Current tax expense                                  55            --
Change in unearned installation revenue              24           316
Amortization of deferred subscriber
 acquisition costs                               (4,075)       (3,260)
Deferred subscriber acquisition costs             5,017         3,619
Gain on disposal of fixed assets                     29            17
                                              ----------    ----------
EBITDA                                       $   19,065    $   18,650
                                              ==========    ==========

                               MUZAK HOLDINGS LLC

Item 2. Management's Discussion and Analysis


                                                 Nine Months Ended
                                             -------------------------
                                             September     September
                                               30, 2003      30, 2002
                                             -----------   -----------
Cash flows provided by operating activities  $   23,840    $   18,768
Loss on extinguishment of debt                   (3,694)           --
Interest expense net of amortization             20,621        20,177
Change in working capital                         6,596         6,838
Current tax expense                                 353            73
Change in unearned installation revenue              26         1,053
Amortization of deferred subscriber
 acquisition costs                              (11,562)       (9,182)
Deferred subscriber acquisition costs            14,614        10,845
Gain on disposal of fixed assets                     37            30
                                              ----------    ----------
EBITDA                                       $   50,831    $   48,602
                                              ==========    ==========

     Capital Investments. The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the quarter ended September 30, 2003, our total initial investment in new client locations was $13.4 million which was comprised of equipment and installation costs attributable to new client locations of $8.4 million and $5.0 million in sales commissions (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. During the nine months ended September 30, 2003, our total initial investment in new client locations was $39.9 million which was comprised of equipment and installation costs attributable to new client locations of $25.3 million and $14.6 million in sales commissions. The sales commissions are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term of five years. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

     We currently anticipate that our total initial investment in new client locations during 2003 will be approximately $53.2 million including $33.7 million of equipment and installation costs attributable to new client locations, and $19.5 million in sales commissions relating to new client locations. These levels are higher than 2002 because of the anticipated increase in new client locations in 2003. We are focused on reducing the initial investment associated with new client locations through the re-use of equipment and efficiencies gained from vendor consolidation and technician labor management.

     We also invest in property and equipment to be used at our headquarters and within our owned operations. Our investment for such property and equipment for the quarter and nine months ended September 30, 2003 was approximately $2.1 million and $5.0 million, respectively consisting of system upgrades, furniture and fixtures, computers, equipment to replenish the equipment exchange pool relating to our drive-thru systems client locations, and conversions from local broadcast technology to direct broadcast satellite transmission for existing client locations. We anticipate our investment in property and equipment to be used at headquarters, equipment for use in the exchange pool for servicing drive-thru systems client locations, and equipment for conversions will be approximately $5.8 million for 2003.

     Contractual Obligations. The following table summarizes contractual obligations and commitments as of September 30, 2003(in thousands).

                                                            Payments due by Period
                                   ------------------------------------------------------------------------
                                   Remaining
                                   3 months
                                     2003       2004      2005     2006     2007  After 2007     Total
                                   ------------------------------------------------------------------------
Long-term debt                         $347      $94      $101     $110     $118    $406,287      $407,057
Interest                             11,297   38,178    41,872   41,864   41,855      43,136       218,202
Capital lease obligations               542    1,972     1,461      570      228          --         4,773
Operating leases                      2,306    8,722     5,521    4,388    4,148      23,966        49,051
Unconditional purchase obligations    4,072    9,679     6,062    5,733    1,092          --        26,638
                                   ------------------------------------------------------------------------
Total Contractual Cash Obligations  $18,564  $58,645   $55,017  $52,665  $47,441    $473,389      $705,721
                                   ========================================================================

                               MUZAK HOLDINGS LLC

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

     On May 20, 2003, Muzak LLC completed a private placement for $220 million principal amount of 10% Senior Notes due 2009. The Company used the proceeds to repay its Old Senior Credit Facility, sponsor notes and to repurchase a portion of its Senior Discount Notes. This financing transaction extended 98% of its debt maturities to 2009 and beyond. As a result of the financing, all of the Company's debt is fixed with the exception of its revolving loan under our New Senior Credit Facility. In order to mitigate its interest costs, in August 2003, the Company entered into an interest rate swap agreement in which the Company effectively exchanged $220.0 million of fixed rate debt at 10.0% for six month LIBOR plus 7.95%. The swap agreement covers an eighteen month period ending November 2004. As such, the Company's exposure to market risk for changes in interest rates relates primarily to its revolving loan and its interest rate swap agreement. The interest exposure for the variable debt is currently indexed to LIBOR of one, two, three, six, nine, or twelve months as selected by us, or the Alternate Base Rate.

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

                                                       Expected Maturity Date
                                     ----------------------------------------------------------
                                       2003         2004        2005        2006        2007      Thereafter     Total
                                     ----------   ---------   ---------   ---------   ---------   -----------   --------
Debt:
  Fixed rate ($US)                   $     347    $     94    $    101    $    110    $    118    $  393,587    $ 394,357
  Average interest rate                   10.4%       10.4%       10.4%       10.4%       10.4%         10.4%
  Variable rate ($US)                $       -    $      -    $      -    $      -    $      -        12,700    $  12,700
  Average interest rate                    5.2%        5.9%        7.2%        8.2%        8.6%          9.5%
Interest Rate Derivatives:
  Interest Rate Swap ($US Notional)  $ 220,000
  Variable Rate                            9.1%        9.8%


Item 4.    Controls and Procedures

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these subsequent to the date of their evaluation.

                               MUZAK HOLDINGS LLC

PART II--OTHER INFORMATION

ITEM 1.    Legal Proceedings.

     As reported in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002, ASCAP had notified the Company that ASCAP would pursue a rate court proceeding in federal court in New York and on January 29, 2003, made an application to the court to commence such a proceeding. Discovery in the proceeding has commenced and is not yet completed. In the interim, the Company and DMX Music, Inc. have requested the rate court's assistance in exploring and determining alternative licensing and royalty structures in order to establish flexible and competitive alternatives to ASCAP's traditional "blanket license". The impact of this rate court proceeding and the pending rate court proceeding with BMI are more fully described in the Company's report on Form 10-K and the commitments and contingencies footnote to the consolidated financial statements. There have been no material developments in legal proceedings involving the Company since those reported in the Company's Report on Form 10-K for fiscal year ended December 31, 2002.

ITEM 6.    Exhibits and Reports on Form 8-K.

    (a)  Exhibits

    10.1 Executive Employment Agreement, dated as of September 29, 2003, among Muzak Holdings LLC, Muzak LLC, and Lon Otremba

    10.2 Incentive Unit Agreement, dated as of October 28, 2003, among Muzak Holdings LLC, Lon Otremba, and ABRY Broadcast Partners III

    10.3 Amendment to the Executive Employment agreement dated as of November 4, 2003 among Muzak Holdings LLC, Muzak LLC, and Stephen Villa

    31.1 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


    (b) Reports on Form 8-K

    The Company filed a Form 8-K on September 29, 2003 under Item 5, "Other Events" announcing that Lon Otremba has joined the Company as its President. In addition, Bill Boyd has been named Chairman of the Board.

    The Company filed a Form 8-K on September 19, 2003 under Item 5, "Other Events" disclosing the Telestar 4 satellite disruption and attainment of comparable transponder capacity on AMC-1, a digital satellite of SES Americom.

    Muzak LLC filed a Form 8-K on August 14, 2003 under Item 5, "Other Events" stating that Muzak LLC is not required to file separate financial statements and has made the decision to cease filing separate financial statements as of the quarter ended March 31, 2003 due to the time and expenses involved with such filing.

                               MUZAK HOLDINGS LLC

    The Company furnished a Form 8-K on August 7, 2003 under Item 12, "Disclosure of Results of Operations and Financial Conditions". The Form 8-K included the company's second quarter financial results press release, which was furnished as Exhibit 99.1 to the Form 8-K.

    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                      MUZAK HOLDINGS LLC




                                      By: /s/ William A. Boyd
                                      ---------------------------------
Date:  November 14, 2003              William A. Boyd
                                      Chief Executive Officer
                                      (Principal Executive Officer)





                                      By: /s/ Stephen P. Villa
                                      ---------------------------------
Date:  November 14, 2003              Stephen P. Villa
                                      Chief Financial Officer
                                      (Principal Financial
                                      Officer and Chief
                                      Accounting Officer)