Form 10-K
period 2003-12-31
MUZAK HOLDINGS LLC; MUZAK HOLDINGS FINANCE CORP
filed 2004-03-30
CIK 1085320, 1085319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-78573

333-78573-01

MUZAK HOLDINGS LLC

MUZAK HOLDINGS FINANCE CORP

(Exact Name of Registrants as Specified in their charter)

DELAWARE	04-3433730
DELAWARE	04-3433728
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3318 LAKEMONT BLVD.

FORT MILL, SC 29708

(803) 396-3000

(Address, Including Zip Code and Telephone Number including Area Code of Registrants’ Principal Executive Offices)

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934)    Yes  ☐    No  ☒

Muzak Holdings Finance Corp. meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

MUZAK HOLDINGS LLC

MUZAK HOLDINGS FINANCE CORP

FORM 10-K INDEX

Safe Harbor Statement

This Form 10-K contains statements which, to the extent they are not historical fact (such as when we describe what we “believe,” “expect,” or “anticipate” will occur), constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Safe Harbor Acts”). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-K include, but are not limited to, industry-based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, as well as factors more specific to the Company such as the substantial leverage and debt service requirements, restrictions imposed by the Company’s debt facilities, including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s history of net losses, the Company’s ability to identify, complete and integrate acquisitions, the Company’s future capital requirements, the Company’s dependence on license agreements, and risks associated with economic conditions generally. The Registrants do not undertake any obligation to update any such statements unless required by law.

i

PART I

ITEM 1.    BUSINESS

Muzak LLC (“Muzak”) is the leading provider of business music programming in the United States based on market share. Muzak is a wholly owned subsidiary of Muzak Holdings LLC, previously known as ACN Holdings, LLC. We refer to Muzak Holdings and its subsidiaries collectively as the “Company”. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming.

Our two core products are Audio ArchitectureSM and VoiceSM. We provide our products to numerous types of businesses including specialty retailers, restaurants, department stores, supermarkets, drug stores, financial institutions, hotels, health and fitness centers, business offices, manufacturing facilities and medical centers, among others. During 2003, our top twenty clients represented less than 19% of our revenues with no single client representing more than 5% of our revenues. Our clients typically enter into a non-cancelable five-year contract that renews automatically for at least one additional five-year term unless specifically terminated at the initial contract expiration date. Our average length of service per Audio Architecture client is approximately 10 years. We believe that our clients use our products because they recognize them as a key element in establishing their desired business environment, in promoting their corporate identities and in strengthening their brand images at a low monthly cost.

We also sell, install, and maintain equipment, such as sound systems, noise masking, and drive-thru systems. We provide these services primarily for our existing clients.

We provide our products and services domestically through our integrated, nationwide network of owned operations and franchisees. We believe our nationwide network is the largest in the industry and provides us with a key competitive advantage in effectively marketing and servicing clients ranging from local accounts with single or multiple locations to national accounts with significant geographic presences. In 2003, 96% of our revenues were generated by our owned operations and the remaining 4% were generated from fees from our franchisees and other sources.

Recent Developments

On March 25, 2004, the Company received reimbursement in connection with its insurance claim of $1.5 million for the costs associated with re-pointing satellite dishes arising from the Telstar 4 disruption.

On March 18, 2004, a jury in the Rockingham County Superior Court, found against Muzak and another defendant in Bono vs. Muzak et-al. This matter involved claims of sexual harassment and breach of contract. The court has not entered final judgment on this verdict and post-verdict motions have been filed. In connection with the first such motion filed, the court has recognized that a statutory cap applies to the jury’s verdict. The verdict was modified accordingly and the original award has been reduced to $0.4 million. In light of this modified verdict, the Company has recorded $0.5 million, which includes an estimate of the plaintiff’s legal fees, in the fourth quarter of 2003 to provide for this matter.

Effective March 15, 2004, Mr. Bill Boyd stepped down as Chief Executive Officer of Muzak and will serve as the Company’s Chairman Emeritus. This role will include serving on the board of directors of the Company, along with rendering certain executive services including managing relationships within the franchise community, certain client accounts, and other external business relationships.

On March 9, 2004, the Company amended certain of its financial covenants under its Senior Credit Agreement to reflect the financial impact of the Telstar 4 satellite disruption as well as the disposition of its closed circuit television systems product line (“CCTV”).

On March 1, 2004, the Company sold its closed circuit television systems product line (“CCTV”) to a third party for $1.9 million in notes receivable.

During the first quarter of 2004, EchoStar informed us that it had agreed to distribute Sirius Satellite Radio’s programming to EchoStars’ residential subscribers. We believe that such programming will replace our music channels presently being offered to EchoStars’ residential subscribers. While EchoStar remains obligated to uplink and provide space segment to distribute our 60 music channels to our commercial subscribers, we are uncertain as to whether EchoStar or its agents will continue to offer our programming to EchoStars’ commercial subscribers or will offer Sirius’ programming in lieu thereof. We believe that any discontinuation of our programming to EchoStar’s commercial and/or residential subscribers will not have a material financial impact on the Company.

On May 20, 2003, we sold, through a private placement, $220.0 million of 10% Senior Notes due 2009. We used the proceeds to repay our then existing revolving credit facility and senior term loans, certain other debt, and to repurchase a portion of the 13% Senior Discount Notes due 2010.

Products

Audio Architecture is business music programming designed to enhance a client’s brand image. Our in-house staff of audio architects analyzes a variety of music to develop and maintain 74 core music programs in 10 genres ranging from current top of the charts hits to jazz, classic rock, urban, country, Latin, classical music and others. Our audio architects change our music programs on a daily basis, incorporating newly released original artists’ music recordings and drawing from our extensive music library. In designing our music programs, our audio architects use proprietary computer software that allows them to efficiently access the extensive library, avoid repeated songs and manage tempo and music variety to provide clients with high quality, seamlessly arranged programs. In addition, we offer individual music programs to clients who seek further customization beyond that offered by our core music programs.

Voice is telephone music and marketing on-hold, as well as in-store messaging. Our Voice staff creates customized music and messages that allow clients’ telephone systems to deliver targeted music and messaging during their customers’ time on hold. In addition, they also provide customized in-store messages that allow our clients to deliver targeted music and messaging to support their in-store point of sale merchandising. Our fully integrated sound studios and editing and tape duplication facilities provide flexibility in responding to clients’ needs. Our telephone and satellite delivery technologies allow us to expeditiously change our clients’ music and messages.

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

We also sell, install and maintain non-music related equipment, such as drive-thru systems, intercom and paging systems. We provide these services for our business music and other clients. Maintenance of program-receiving equipment that we provide to business music clients is typically included as part of the overall music service. Installation and maintenance of audio or other equipment not directly related to reception of our business music service is provided on a contractual or time-and-materials basis. All of the equipment is manufactured by third parties, although some items bear the Muzak® brand name.

We offer drive-thru systems service. This service provides for the maintenance and repair of intercom systems, headsets and radio transmitters commonly used in drive-thru systems found at our quick service restaurant clients. We receive recurring monthly revenues for each client location typically under a five-year contract. We respond to our clients’ repair calls which typically involve the repair of headsets. In most cases we are able to exchange the damaged headset for an operable headset which we send to our clients through overnight delivery. Our staff repairs the damaged item which then becomes available for future distribution to another client. We believe that quick turnaround is important to our clients as a significant portion of their revenues is derived from their drive-thru windows.

During 2003, we also sold, installed, and maintained CCTV. We made the decision to focus on this product line in late 2002 and made an investment in sales, administrative, and operational resources to support its growth. Significant resources would continue to be required to address the ever increasing sophistication and complexity of technology and related product offerings in the CCTV marketplace. In light of the anticipated demands and complexities of this product line, we made a strategic decision to reallocate our capital resources and management efforts to our core products and services and exit the CCTV product line in late 2003. On March 1, 2004, we sold this product line to a third party for $1.9 million in notes receivable.

Nationwide Franchise Network

Our franchise network is nationwide, and we believe that this network is a strength that distinguishes us from our competitors. Our business relationships with our franchisees are governed by license agreements that have renewable ten-year terms. Under these agreements, the franchisee is granted an exclusive license to offer and sell our Audio Architecture and Voice products, as well as other products. The franchisee is also permitted to use our registered trademarks within a defined territory which allows us to promote a uniform Muzak brand image nationally. The agreements also contain terms relating to distribution of services via our direct broadcast satellite distribution system and reciprocal exclusivity provisions which preclude franchisees from selling products which compete with our Audio Architecture and Voice products.

Pursuant to the agreements, each franchisee pays us a monthly fee based on the number of businesses within its territory and a monthly royalty equal to approximately 10% of its billings for music services. Typically, this combined fee and royalty payment represents approximately $5 per month per client location. However, this monthly royalty is subject to adjustments, as we charge the franchisee additional amounts for on-premise tape services and other services. The agreements also provide franchisees with guidelines regarding coordination of sales, installation and service to national client locations.

Distribution Systems

We transmit our offerings through various mediums including direct broadcast satellite transmission, local broadcast transmission, audio and videotapes and compact discs. During 2003, we served our music client locations through the following means: approximately 84% through direct broadcast satellite transmission, approximately 5% through local broadcast technology, and approximately 11% through on-premises tapes or compact discs.

Our transmissions via direct broadcast satellite to clients are primarily from transponders leased from Microspace Communications Corporation (“Microspace”) and EchoStar Satellite Corporation (“EchoStar”). Microspace provides us with facilities for uplink transmission of medium-powered direct broadcast satellite signals to the transponders. Microspace, in turn, leases its transponder capacity on satellites operated by third parties. Such satellites include the Galaxy IIIC satellite operated by PanAmSat, through which a majority of our direct broadcast satellite client locations are served, and AMC-1, operated by SES Americom.

In January 2001, we began utilizing transponder capacity on Telstar 4 in order to provide the signal for certain of our client locations. On September 19, 2003, Telstar 4 experienced a technical malfunction. At this time, all obligations for capacity on Telstar 4 ceased. We secured comparable transponder capacity through Microspace on AMC-1, a digital satellite of SES Americom. We successfully restored service, which required re-pointing of satellite dishes, to all affected client locations within nine days. At the time of the disruption, we had insurance on Telstar 4 that provided $1.5 million of coverage for re-pointing efforts. We received reimbursement of our $1.5 million claim on March 25, 2004.

To mitigate our expenditures in the event of a future satellite disruption, we have secured insurance to cover our re-pointing costs of up to $5.5 million in the event of a Galaxy IIIC satellite failure. In addition, in December 2003, we secured insurance coverage on AMC-1 to cover costs up to $2.0 million initially, stepping up to $2.6 million by the end of 2004.

The term of our transponder lease with Microspace for the Galaxy IIIC satellite is projected to end in 2016 while the lease for AMC-1 is projected to end in 2011. Microspace can terminate its agreements with us immediately upon termination of its underlying agreements with PanAmSat and SES Americom. We regularly review the availability of alternate transponders.

As part of our arrangements with EchoStar, we furnish 60 music channels to commercial subscribers and 52 of the 60 music channels to residential subscribers over EchoStar’s satellite system. Pursuant to the agreements with EchoStar, EchoStar pays us a programming fee for each of its residential subscribers and pays us, and our franchisees, a commission for sales made by EchoStar or its agents to commercial subscribers in the respective territories. We pay EchoStar a fee for uplink transmission of music channels to our clients and we rent space at EchoStar’s Cheyenne, Wyoming uplink facility. We also pay EchoStar a royalty and combined access fees on music programs sold by the Company, which are distributed by EchoStar to commercial subscribers. The term of each of our agreements with EchoStar is dependant upon the life of one of its satellites, which is estimated to cease operations sometime in 2010.

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

During the first quarter of 2004, EchoStar informed us that it had agreed to distribute Sirius Satellite Radio’s programming to EchoStars’ residential subscribers. We believe that such programming will replace our music channels presently being offered to EchoStar’s residential subscribers. While EchoStar remains obligated to uplink and provide space segment to distribute our 60 music channels to our commercial subscribers, we are uncertain as to whether EchoStar or its agents will continue to offer our programming to EchoStar’s commercial subscribers or will offer Sirius’ programming in lieu thereof. We believe that any discontinuation of our programming to EchoStar’s commercial and/or residential subscribers will not have a material financial impact on the Company.

Competition

We compete with many local, regional, national and international providers of business music services. National competitors include DMX Music, Inc., Music Choice, PlayNetworks, and IBN. Local and regional competitors are typically smaller entities that target businesses with few locations.

We compete on the basis of service, the quality and variety of our music programs, versatility and flexibility, the availability of our non-music services and, to a lesser extent, price. Even though we are seldom the lowest-priced provider of business music in any territory, we believe that we can compete effectively due to the widespread recognition of the Muzak name, our nationwide network, the quality and variety of our music programming, the talent of our audio architects and our multiple delivery systems.

We also compete with companies that are not principally focused on providing business music services. Such competitors include Sirius Satellite Radio, XM Radio, traditional radio broadcasters that encourage workplace listening, video services that provide business establishments with music videos or television programming, and performing rights societies (ASCAP, BMI, and SESAC) that license business establishments to play sources such as CD’s, tapes, MP3 files, and the radio. While we believe that we compete effectively against such services for many of the same reasons stated above, such competitors have established client bases and are continually seeking new ways to expand such client bases and revenue streams.

There are numerous methods by which our existing and future competitors can deliver programming, including various forms of direct broadcast satellite services, wireless cable, fiber optic cable, digital compression over existing telephone lines, advanced television broadcast channels, digital audio radio service and the Internet. We cannot assure you that we will be able to:

•	compete successfully with our existing or potential new competitors,

•	maintain or increase our current market share,

•	use, or compete effectively with competitors that adopt new delivery methods and technologies, or

•	keep pace with discoveries or improvements in the communications, media and entertainment industries such that our existing technologies or delivery systems that we currently rely upon will not become obsolete.

Sales and Marketing

We employ a direct sales process in marketing products, which is focused on securing new client contracts and renewing existing contracts. Once we obtain a new client, there is only minimal maintenance costs associated with that client. As a result, we continually try to increase not only our market share but also the market penetration of both business music and marketing on-hold and in-store messaging products.

We publish targeted, industry specific marketing materials and conduct extensive training of our sales force. In addition, during 2004 our sales force will begin utilizing new automated sales tools which will enable us to more efficiently deploy our sales personnel. Client agreements typically have a non-cancelable term of five years and renew automatically for at least one additional five-year term unless specifically terminated at the initial contract expiration date. Repeat clients comprise the core of the account base. We have local and national sales forces. Local account executives typically focus on clients that have fewer than 50 locations, which may include individual franchisees of national chains. In addition, we have various other sales positions to support the sales process, including sales leads and sales managers.

During 2004, we will also begin mailing catalogs to potential and existing drive-thru clients in the quick service restaurant industry. This will enable clients to purchase drive-thru equipment and related parts via the telephone.

National Salesforce

Our national sales group is responsible for securing new national and key accounts and maintaining our existing client base of national and key accounts. We have a total of nine account executives and sales managers focused exclusively on selling services to clients that have approximately 50 or more locations. Each owned operation and franchisee is responsible for installing and servicing the national accounts within its territory.

Local Salesforce

As of December 31, 2003, we had a team of 171 local sales account executives. Local account executives typically focus on clients that have fewer than 50 locations, which may include individual franchisees of national chains. Our local account executives are compensated on commission.

Music Licenses

We license rights to re-record and distribute music from a variety of sources and pay royalties to songwriters and publishers through contracts negotiated with performing rights societies such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), and the Society of European Stage Authors and Composers (“SESAC”).

The industry-wide agreement between business music providers and BMI expired in December 1993. Since this time we have been operating under an interim agreement pursuant to which we have continued to pay royalties at the 1993 rates. Business music providers and BMI have been attempting to negotiate the terms of a new agreement. We are involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable to BMI. The period from which such “reasonable” license fees are payable covers the period January 1, 1994 to the present, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. We are vigorously contesting BMI’s assessment.

The Company believes the eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. As of the date hereof, a trial date had not been set.

The industry-wide agreement between business music providers and ASCAP expired in May 1999. The Company began negotiations with ASCAP in June 1999, and has continued to pay ASCAP royalties at the 1999 rates. The agreement between business music providers and ASCAP allowed either party to pursue a rate court proceeding in federal court in New York to seek a court determined reasonable rate if a mutually acceptable rate was not obtained by November 29, 2002. ASCAP notified the Company that it would pursue such rate court proceeding and on January 29, 2003 made an application to the court to commence such a proceeding. Discovery in the proceeding has commenced and is not yet completed. In the interim, the Company and DMX Music, Inc. have requested the rate court’s assistance in exploring and determining alternative licensing and royalty structures in order to establish flexible and competitive alternatives to ASCAP’s traditional “blanket license”.

The Company cannot predict what the terms of the new BMI or ASCAP agreements with business music providers will be or when agreements will be reached, although BMI and ASCAP have indicated that they are seeking royalty rate increases and a retroactive royalty rate increase. As of December 31, 2003 and 2002, the Company has not accrued any amounts in connection with any such potential retroactive rate increases. In the years ended December 31, 2003 and 2002, the Company incurred $9.2 million and $8.5 million, respectively, in royalties to ASCAP, BMI and to SESAC. Increases in the fees we must pay under these agreements could adversely affect our operating margin, and, therefore, our results of operations.

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

In June 2002, the Librarian of Congress published his final decision to adopt the Copyright Arbitration Royalty Panel’s recommendation of a ten percent (10%) ephemeral royalty rate, which covers the period from October 1998 through December 31, 2002. As required by such determination, we accrued the royalties owed and remitted payment on October 20, 2002 for royalties payable. The United States Copyright Office is in the process of extending the foregoing ten percent (10%) ephemeral royalty rate to cover the period January 1, 2003 through December 31, 2004.

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

During 2003, we reallocated certain existing reserves for licensing royalties between the various licensing collectives as a result of a detailed review of the amounts we believe are owed to such collectives. As a result of our review, we further believe that royalties owed in the normal course of business to certain of these collectives will increase during 2004 and beyond. During 2002, we increased our estimated reserve for prior period licensing royalties and related expenses by $3.1 million.

Government Regulation

We are subject to governmental regulation by the United States and the governments of other countries in which we provide services. We provide music services in a few areas in the United States through 928 to 960 megahertz frequencies licensed by the Federal Communications Commission (“FCC”). Additionally, the FCC licenses the frequencies used by satellites on which we transmit direct broadcast satellite services in the United States. If the FCC or any other person revokes or refuses to extend any of these licenses, we would be required to seek alternative transmission facilities. Laws, regulations and policies, or changes therein, in other countries could also adversely affect our existing services or restrict the growth of our business in these countries.

Employees

As of December 31, 2003, we had 1,434 full-time and 71 part-time employees. 158 of our technical and service personnel are union members. These personnel are located in 14 offices, 13 of which are represented by the International Brotherhood of Electrical Workers and one of which is represented by the Communication Workers of America. Of the 13 offices represented by the International Brotherhood of Electrical Workers all have current contracts with the exception of our Minneapolis, Minnesota office and we are in the process of negotiating a new contract to replace the contract that expired in 2003. We believe that we will be able to negotiate a new contract but cannot predict as to when such negotiations will be concluded. We believe that our relations with our employees and with the unions that represent them are generally good.

Available Financial Information

The Company’s most recent quarterly report on Form 10-Q can be found on the Company’s website, www.muzak.com. The Company’s annual report on Form 10-K will be available on the Company’s website as soon as reasonably practical.

ITEM 2.    PROPERTIES

The Company leases its headquarters located at 3318 Lakemont Boulevard, Fort Mill, South Carolina. The telephone number of our headquarters is (803) 396-3000. Our headquarters consists of approximately 100,000 square feet which accommodates our executive offices, operations, national sales, marketing, technical, finance and administrative staffs, and a warehouse. We also have local sales offices in various locations, and lease space at two satellite uplink facilities and warehouses in various locations. Approximately 95% of the total square footage of all of the Company’s facilities is leased and the remainder is owned.

The Company considers all of its properties, both owned and leased, suitable for its existing needs.

ITEM 3.    LEGAL PROCEEDINGS

On March 18, 2004, a jury in the Rockingham County New Hampshire Superior Court, found against Muzak and another defendant in Bono vs. Muzak LLC et-al. The jury awarded the plaintiff approximately $1.1 million in damages. This matter involved claims of sexual harassment and breach of contract. The court has not entered final judgment on this verdict and post-verdict motions have been filed. In connection with the first such motion filed, the court has recognized that a statutory cap applies to the jury’s verdict. The verdict was modified accordingly and the original award has been reduced to $0.4 million. In light of this modified verdict, the Company has recorded a $0.5 million reserve, which includes an estimate of the plaintiff’s legal fees, in the fourth quarter of 2003 to provide for this matter.

The Company is subject to various other proceedings in the ordinary course of its business. Management believes that such proceedings are routine in nature and incidental to the conduct of its business, and that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on the consolidated financial condition or results of operations of the Company. In addition to these various proceedings that arise in the ordinary course of business, we are also participating in rate court proceedings with ASCAP and BMI. The impact of the rate court proceedings are more fully described in our discussion of music licenses.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET	FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company does not have an established trading market for its equity securities. The equity securities of the Company are held by MEM Holdings LLC, AMFM Systems Inc., New York Life Capital Partners, Northwestern Mutual Life Insurance Company, BancAmerica Capital Investors I, L.P., and by current or former management. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

The Company’s bank agreement, the indentures with respect to the Senior Notes and Senior Subordinated Notes of Muzak and Muzak Finance Corporation, the indenture with respect to the Company’s Senior Discount Notes, and the Securities Purchase Agreement between the Company and BancAmerica Capital Investors I, L.P, and various Investors, restrict the ability of the Company to make dividends and distributions in respect of their equity.

During 2003, the Company issued and repurchased its membership units in the following transactions:

•	During 2003, the Company issued 1,085 Class B-1 Units, 1,086 Class B-2 Units, and 1,086 Class B-3 Units to members of management.

•	During 2003, the Company repurchased 46 Class B-1 Units, 46 Class B-2 Units, and 47 Class B-3 Units from members of management.

All of such issuances and repurchases were deemed exempt from registration under the Securities Act by virtue of Section 4 (2) thereof, as transactions not involving a public offering.

ITEM 6.    SELECTED FINANCIAL DATA

Set forth below is Selected Financial Data for the Company for the years ended December 31, 2003, 2002, 2001, 2000, and 1999. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this report.

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Statement Of Operations Data:
Net revenues(1)	$235,236	$217,756	$203,361	$192,148	$130,016
Income (loss) from continuing operations	8,504	1,087	(11,246)	(3,550)	2,723
Interest expense	40,253	36,533	39,390	46,288	29,609
Net loss(2)	(34,617)	(37,982)	(51,197)	(50,611)	(26,212)
Balance Sheet Data (At Period End):
Total assets	$475,232	$476,246	$498,324	$540,075	$488,243
Intangible assets, net	253,934	270,756	292,546	324,544	314,364
Working capital (deficit)	18,125	1,260	(491)	10,297	(10,253)
Long-term debt, including current portion	411,518	377,769	361,920	370,171	382,328
Other Data:
Capital expenditures for property and equipment	$39,902	$37,384	$41,476	$43,638	$28,708
Cash flows provided by (used in) operations	27,865	31,589	38,035	(3,456)	(14,394)
Cash flows used in investing activities(1)	(41,489)	(38,789)	(42,908)	(90,109)	(336,911)
Cash flows provided by financing activities	14,127	6,398	4,444	94,302	352,287
EBITDA(3)	68,702	67,654	63,167	57,505	39,222

(1)	ABRY Partners formed Audio Communications Network LLC in October 1998 to acquire 8 Muzak franchises from Audio Communication Network, Inc, (the “Predecessor Company”). In March 1999, Muzak Limited Partnership, the franchisor, was merged into Audio Communications Network LLC. In connection with the merger, Audio Communications Network LLC changed its name to Muzak LLC. After the merger, Muzak made one, 10, and 11 acquisitions during 2001, 2000, and 1999, respectively.
(2)	Net loss for the year ended December 31, 2003 includes a $3.7 million loss on early extinguishment of debt related to the write-off of financing fees associated with the Company’s refinanced Senior Credit Facility as well as a $0.5 million charge to cover judgment in Bono vs. Muzak et-al. Net loss for the year ended December 31, 2002 includes a $3.1 million charge to increase reserves for estimated prior period licensing royalties and related expenses and a charge of $0.5 million in connection with exploring various financing alternatives. Net loss for the year ended December 31, 2001 includes a $1.2 million charge related to a license fee audit and a charge of $0.7 million related to the postponed private placement of Senior Subordinated Notes.
(3)	The Company evaluates the operating performance of its business using several measures, one of them being EBITDA (defined as earnings before interest, income taxes (benefits), depreciation, and amortization). EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, cash flow from operations as a measure of liquidity, as determined in accordance with generally accepted accounting principles, known as GAAP. However, management believes that EBITDA is a meaningful measure of liquidity that is commonly used in similar industries to analyze and compare companies on the basis of leverage and liquidity; however, it is not necessarily comparable to similarly titled amounts of other companies.

The following table provides a reconciliation of cash flows from operations to EBITDA:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Cash flows from continuing operating activities	$27,865	$31,589	$38,035	$(3,456)	$(14,394)
Loss on early extinguishment of debt	(3,694)	—	—	(1,418)	—
Interest expense net of amortization	30,336	26,552	30,659	38,353	23,950
Change in working capital	8,878	3,725	(12,998)	11,159	23,585
Current tax expense	334	409	33	29	19
Unearned installation revenue	144	1,384	659	807	(1,110)
Amortization of deferred subscriber acquisition costs	(15,574)	(12,387)	(9,516)	(5,786)	(2,488)
Deferred subscriber acquisition costs	20,373	16,355	16,404	18,371	9,734
(Loss) gain on disposal of assets	40	27	(109)	(554)	(74)

EBITDA	$68,702	$67,654	$63,167	$57,505	$39,222

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Muzak is the leading provider of business music programming in the United States based on market share. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming.

For a typical Audio Architecture client generated by our owned operations, we make an initial one-time investment of approximately $1,200 (including equipment, installation labor, and sales commissions, net of installation fees) and currently generate approximately $45 of contribution (gross revenues less direct variable costs) per month per client location. This allows us to recover our investment within 26 months and generate a 56% annual return on investment per Audio Architecture client location, based on an average client relationship of 10 years.

For a typical Voice client generated by our owned operations, we make an initial one-time investment of approximately $700 (including equipment, installation labor and sales commissions, net of installation fees) and currently generate approximately $45 of contribution (gross revenues less direct variable costs) per month per client location. This allows us to recover our investment within 16 months and generate a 99% annual return on investment per Voice client location based on a typical five-year contract term.

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

Revenues, Cost of Revenues, Expenses and New Client Investments

Revenues from the sale of music and other business services represented 74.4 % of our total revenue in 2003, while equipment and other services revenue represented the remaining 25.6% of our total revenue in 2003.

Revenues

Our music and other business services revenue is generated from:

•	the sale of our core products, Audio Architecture and Voice, by our owned operations to clients who pay monthly subscription fees;

•	fees received from franchisees related to Audio Architecture, Voice and the servicing of drive-thru systems; and

•	service contract revenues for maintenance and repair of drive-thru systems used by our quick-service restaurant clients.

We derive equipment and related services revenues from the sale of audio system-related products such as sound systems, noise masking, and intercoms, and certain non audio system related products to business music clients and other clients. Equipment and related services revenues also include revenue from the installation, service and repair of equipment installed under a client contract. Installation, service and repair revenues consist principally of revenues from the installation of sound systems and other equipment that is not expressly part of a client contract. Installation revenues from sales of music and other business services are deferred and recognized over the term of the respective contracts.

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

Expenses

Selling, general and administrative expenses include salaries, benefits, commissions, travel, marketing materials, training and occupancy costs associated with staffing and operating local sales offices. These expenses also include personnel and other costs in connection with our headquarters functions. Subscriber acquisitions costs (sales commissions) are amortized as a component of selling, general and administrative expense over the initial contract term of five years. If a client’s contract is terminated early, the unamortized sales commission is typically recovered from the salesperson.

New Client Investment

The majority of our investments are comprised of our initial outlay for each new client location. We incur these costs only after receiving a signed contract from a client. Our typical initial one-time client installation investment per client location (including equipment, installation labor and sales commissions, net of installation fees) is approximately $1,200 and $700 per Audio Architecture and Voice client location, respectively. The cost of equipment and labor installed at the client’s premises is recorded within property and equipment and amortized over five years. In the event of a contract termination, we can typically recover and reuse the installed equipment. Subscriber acquisitions costs incurred in connection with acquiring new client locations are amortized as a component of selling, general and administrative expense over the initial contract term of five years. If a client’s contract terminates early, the unamortized sales commission is typically recovered from the salesperson.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and the financial condition. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, fixed assets and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions which could materially affect the financial statements.

Allowance for doubtful accounts.    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments under their contracts. Management evaluates the credit risk and financial viability of the client to estimate the allowance.

Allowance for inventory.    The Company maintains allowances for inventory for estimated losses resulting from obsolescence or shrinkage. Management evaluates the adequacy of this allowance by assessing the age and utility of its existing inventory.

Property and equipment.    The Company has significant property and equipment on its balance sheet which is primarily comprised of equipment provided to subscribers and the labor associated with the installation of the equipment provided to subscribers. We periodically review our property and equipment for possible impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Such review is based on undiscounted cash flow analysis and the Company reduces the assets to fair value when the carrying amount exceeds the undiscounted cash flows. The undiscounted cash flow analysis requires management to estimate future cash flows which includes assumptions regarding sales growth and associated costs. Additionally, the valuation and classification of these assets and the assignment of useful depreciable lives involves judgment and the use of estimates. Changes in business conditions, technology, or customer preferences could potentially require future adjustments to asset valuations.

Intangible Assets.    The Company has significant intangible assets on its balance sheet that include goodwill and other intangibles resulting from numerous acquisitions. The valuation and classification of these assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions. The Company’s assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially require future adjustments to asset valuations.

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Assets” (“SFAS No. 142’) on January 1, 2002, which changed the methodology for assessing goodwill impairments. In connection with the adoption, the Company engaged an independent valuation consultant to assist with the required transitional goodwill impairment review. As the fair value of the goodwill exceeded the carrying amount of goodwill, the Company did not record an impairment charge. The Company engaged an independent valuation consultant to complete the annual testing of goodwill in accordance with SFAS No. 142 during the quarter ended December 31, 2003. Based on the valuation, the fair value of goodwill exceeds the carrying amount of goodwill. Accordingly, the Company did not record an impairment charge.

The independent valuation consultant used a blended value of a discounted cash flow analysis and market comparables to arrive at fair value for SFAS No. 142. For the discounted cash flow analysis, significant assumptions included future revenue growth rates, profit margins, working capital levels, and a discount rate. These projections rely upon historical performance, anticipated market conditions and forward-looking business plans. Market comparables included a comparison of market ratios and performance fundamentals from comparable companies.

Deferred Subscriber Acquisition Costs.    The Company has significant deferred subscriber acquisition costs on its balance sheet, which consist of commissions incurred in connection with acquiring new subscribers. The deferred subscriber acquisition costs are amortized into selling, general, and administrative expenses over the life of the client contract or five years, whichever is shorter, on a straight-line basis. If a client contract terminates early, the unamortized subscriber acquisition cost is typically recovered from the salesperson. In addition, subscriber acquisition costs are reduced to reflect the termination of the client contract.

Contingencies.    The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. The Company reviews a claim and records a charge when it is both probable and can be reasonably estimated. The determination of when a claim is both probable and can be reasonably estimated is based upon numerous factors including information available, historical experience, and the advice of internal and external counsel. Management’s evaluation of a claim may change based upon changes in these and other factors.

Recent Accounting Pronouncements

Effective July 1, 2003, the Company adopted the Financial Accounting Standards Board’s (“FASB”) consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Adoption of this issue had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

In April 2003 the FASB issued Statement of Financial Accounting Standard’s (“SFAS”) No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of the provisions of SFAS 149 did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued Statement on Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The Standard specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. The effective date of this standard is for interim periods beginning after June 15, 2003. Adoption of this standard had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

In January 2003 the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. We have assessed all of the criteria established in FIN 46-R to determine if our franchisee relationships qualify as a variable interest entities, and thus would need to be consolidated. We have concluded that our franchisee relationships do not qualify as variable interest entities, and therefore, the adoption of the provisions of this interpretation will not have a material effect on the Company’s Consolidated Financial Statements.

Results of Operations

Set forth below are discussions of the results of operations for Muzak Holdings LLC for the periods indicated

Muzak Holdings LLC—Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues.    Revenues increased 8.0% to $235.2 million in 2003 from $217.8 million in 2002. Music and other business services revenue increased 7.4% to $175.0 million in 2003. Our 2003 music and other business services revenue growth is consistent with historical periods and validates the stability of our recurring revenue base. This increase is due primarily to a net increase in the number of client locations at consistent prices. In addition, we implemented a rate increase to our existing client base during the year, which increased revenues approximately 1.0% over 2002. During 2003, we were able to reduce our cancellation rate to 10.2% from 10.7% in 2002 and from 11.8% in 2001 as a result of client relations programs throughout the Company. During 2003, we added, net of cancellations, 12,500 Audio Architecture, 5,000 Voice, and 1,700 other locations.

Equipment and related services revenue increased 9.9% or $5.4 million to $60.2 million in 2003. This increase was related to sales of closed circuit television systems (“CCTV”). We began focusing on this product line in late 2002 and made an investment in sales, administrative, and operational resources to support its growth. During 2003, we realized that significant resources were and would continue to be required to address the ever-increasing sophistication and complexity of technology and related product offerings in the CCTV marketplace. In light of the anticipated demands and complexities of this product line, we made a strategic decision to reallocate our capital resources and management efforts to our core products and services and exit the CCTV product line in late 2003. On March 1, 2004, we sold this product line to a third party for $1.9 million in notes receivable.

Cost of Revenues.    Cost of music and other business services revenues decreased 6.3% or $2.2 million to $32.3 million in 2003. This reduction reflects the fact that the Company made no increases in reserves for estimated prior period licensing royalties during 2003 while a $3.1 million charge for prior period licensing royalties was recorded in 2002. Excluding the increase in reserves during 2002, cost of music and other business services revenues as a percentage of revenues was 18.4% and 19.2% in 2003 and 2002, respectively. The improvement in margin is due to the leveraging of our fixed cost infrastructure, a reduction in our on premise media fulfillment costs, as well as synergies realized through the use of our voice website for message fulfillment.

Cost of equipment and related services increased 14.5% or $6.4 million in 2003 from 2002. Cost of equipment and related services as a percentage of revenues was 83.2% and 79.9% during the 2003 and 2002 period, respectively. This increase is partially due to additional labor costs incurred during the fourth quarter of 2003 as a result of the September 2003 Telstar 4 satellite disruption. During the nine day period following the satellite disruption our technicians were primarily focused on re-pointing satellite dishes of affected client locations. As a result, we incurred additional labor costs of approximately $0.9 million in the fourth quarter in order to meet client installation schedules. The remaining increase is primarily due to costs related to the additional resources needed to support the start-up phase of our CCTV product line.

Selling, General, and Administrative.    Selling, general, and administrative expenses were $80.6 million and $72.0 million for the years ended December 31, 2003 and 2002, respectively. This increase is largely attributable to the amortization of sales commissions, a non-cash component of selling, general, and administrative expenses. Amortization of sales commissions was $15.6 million and $12.4 million for the years ended December 31, 2003 and 2002, respectively. This increase is directly related to the increase in music and other business services revenues. Excluding the amortization of sales commissions, selling, general, and administrative expenses increased 9.1% to $65.0 million in 2003 from $59.6 million in 2002. This increase is attributable to the targeted investments made in sales and client relations infrastructure, higher commissions on equipment revenues, a $0.5 million reserve in connection with Bono vs. Muzak, and increased insurance costs. This increase is slightly offset by approximately $0.5 million in savings from bringing in house certain administrative functions previously performed by a third party. Excluding the amortization of sales commissions, selling, general, and administrative expenses as a percentage of revenues were 27.4% and 27.2% for the fiscal years ended December 31, 2003 and 2002, respectively, excluding the $0.5 million increase in legal reserve in 2003 and a $0.5 million charge incurred in connection with exploring various financing alternatives during 2002.

Depreciation and Amortization Expense.    Depreciation and amortization expense decreased $6.4 million to $63.7 million in 2003 from $70.1 million in 2002, a decrease of 9.1%. Depreciation was $45.2 million and $46.9 million in 2003 and 2002, respectively. The decrease is primarily due to subscriber provided equipment becoming fully depreciated in early 2003. Amortization expense decreased $4.7 million to $18.5 million in 2003 due to several non-compete agreements becoming fully amortized in late 2002.

Interest expense.    Interest expense increased 10.2% to $40.3 million in 2003 from $36.5 million in 2002. This increase is due to the issuance of our 10% Senior Notes and the repayment of our Old Senior Credit Facility in May 2003 as well as to an overall increase in indebtedness of approximately $25 million. The Old Senior Credit Facility bore interest at the Company’s choice of LIBOR or the Base Rate plus a margin, based on the Company’s leverage ratio. This increase is offset by a $0.7 million reduction in interest expense due to our interest rate swap agreement. The effective interest rate for the years ended December 31, 2003 and 2002 was 9.3%, respectively.

Loss on extinguishment of debt.    Loss on extinguishment of debt was $3.7 million for the year ended December 31, 2003. This loss was recorded in connection with the issuance of 10% Senior Notes due 2009 and is comprised of a $5.2 million write off of financing fees related to the Old Senior Credit Facility, $0.4 million reclassification of other comprehensive loss to earnings, offset by a $1.9 million gain on the repurchase of $18.1 million principal amount of Senior Discount Notes.

Income tax benefit.    Income tax benefit decreased to $0.6 million from $1.0 million in the years ended December 31, 2003 and 2002, respectively. Although the Company is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are corporations. The income tax benefit relates to these corporate subsidiaries.

Net Loss.    The combined effect of the foregoing resulted in a net loss of $34.6 million and $38.0 million in the years ended December 31, 2003 and 2002, respectively.

Muzak Holdings LLC—Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.    Revenues were $217.8 million and $203.4 million for the years ended December 31, 2002 and 2001, respectively, an increase of 7.1%. Music and other business services revenue increased $12.5 million, or 8.3% in 2002 as compared to the year ended December 31, 2001. The growth in music and other business services revenue is due to an increase in new client locations, offset by a 10.7% churn rate. In response to higher than historical cancellation rates during 2001, the Company implemented programs at the local and national level to minimize churn. These efforts have been successful and we were able to reduce the cancellation rate 1.1% in 2002, down from 11.8% in 2001. During 2002, we added, net of cancellations, 7,350 Audio Architecture, 5,050 Voice, and 1,300 other locations.

Equipment and related services revenue increased $1.9 million, or 3.5% in 2002 as compared to 2001. Due to an expected further reduction in new store location build outs among our national clients in 2002, particularly within the retail sector, the Company committed resources and renewed its focus on system sales such as sound systems, noise masking, drive-thru systems, and closed circuit television as a means to replace this expected reduction in equipment and labor revenues. The significant increase in equipment and related services revenue in the second half of 2002 is a direct result of these efforts.

Cost of Revenues.    Cost of revenues was $78.2 million and $71.5 million for the years ended December 31, 2002 and 2001, respectively, an increase of 9.4%. During the twelve months ended December 31, 2002, the Company increased its reserves for estimated prior period licensing royalties and related expenses by $3.1 million. During the twelve months ended December 31, 2001, the Company recorded a charge of $1.2 million in connection with a license fee audit. Excluding these expenses, cost of music and other business services revenues as a percentage of revenues was 19.2% and 19.9% for the years ended December 31, 2002 and 2001, respectively. This improvement was primarily due to the leveraging of fixed costs over a larger client base and labor savings achieved from the use of the Company’s Voice website, despite an increase in licensing royalties and satellite expenses.

Costs of equipment and related services as a percentage of revenues was 79.9% and 76.3% for the years ended December 31, 2002 and 2001, respectively. The increase in the cost of equipment and related services revenues as a percentage of revenues as compared to the 2001 period is due to the relatively fixed technician workforce and an increase in certain technician related costs, such as insurance, contractual union wage increases, and higher fuel and repair costs. The Company is focused on efficiently managing its labor technician costs and fully implemented its scheduling software in June 2002, which is designed to better manage and utilize internal and external labor resources. The Company has achieved savings from the efficient management of its labor resources in the second half of 2002 as evidenced by increased equipment and related services margins in the second half of 2002.

Selling, General and Administrative Expenses.    Selling, general, and administrative expenses were $72.0 million and $68.1 million for the years ended December 31, 2002 and 2001, respectively. This increase is largely attributable to the amortization of sales commissions, a non-cash component of selling, general, and administrative expenses. Amortization of sales commissions was $12.4 million and $9.5 million for the years ended December 31, 2002 and 2001, respectively. This increase is directly related to the increase in music and other business services revenues. Excluding the amortization of sales commissions, selling, general, and administrative expenses as a percentage of revenues were 27.4% and 28.8% for the fiscal years ended December 31, 2002 and 2001, respectively. This improvement is attributable to the Company’s continued focus on controlling expenses, primarily salaries and other employee related expenses. The years ended December 31, 2002 and 2001 include $0.5 million and $0.7 million, respectively, of charges incurred in connection with exploring various financing alternatives.

Depreciation and Amortization Expense.    Depreciation and amortization expense was $70.1 million and $75.7 million for the years ended December 31, 2002 and 2001, respectively, a decrease of 7.3%. This decrease is due to the adoption of SFAS No. 142 on January 1, 2002. In connection with the adoption, the Company ceased amortization of goodwill on January 1, 2002. During 2001, the Company recorded $9.2 million of amortization expense related to goodwill and trained workforce. Depreciation was $46.9 million and $40.8 million in the years ended December 31, 2002 and 2001, respectively. This increase is due to the increase in property and equipment in conjunction with the growth in the number of client locations.

Interest expense.    Interest expense was $36.5 million and $39.4 million for the years ended December 31, 2002 and 2001, respectively, a decrease of 7.3%. This decrease is due to lower interest rates during 2002 as compared to the 2001 period. The effective interest rate for the twelve months ended December 31, 2002 and 2001 was 9.3% and 10.4%, respectively.

Income tax benefit.    Income tax benefit was $1.0 million and $0.6 million for the years ended December 31, 2002 and 2001, respectively, an increase of 60.7%. Although the Company is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are corporations. The income tax benefit relates to these corporate subsidiaries.

Net loss.    The combined effect of the foregoing resulted in a net loss of $38.0 million for the year ended December 31, 2002 as compared to a loss of $51.2 million for the comparable 2001 period.

2004 Expectations of Results of Operations

We expect that 2004 business services revenue growth and margins will be consistent with historical levels due to the stability of our recurring revenue base and our largely fixed cost infrastructure. Due to the disposition of the CCTV product line, which contributed approximately $7.0 million in 2003 equipment and related services revenues, equipment and related services revenues will be down in 2004 as compared to 2003 levels. We expect that our cost of equipment and related services as a percentage of revenue will decrease during 2004 due to the disposition of CCTV product line, the non-recurring nature of the costs incurred in connection with the satellite disruption in the third quarter of 2003, as well as to the implementation of additional labor management tools. A majority of the 2003 increase in selling, general, and administrative expenses, excluding the non cash amortization of sales commissions, was due to our investment in additional sales and client relations resources. We do not plan such an investment during 2004 and have initiatives in place to further centralize and standardize administrative processes.

Liquidity and Capital Resources

Sources and Uses.    Our principal sources of funds have been cash generated from operations and borrowings under the senior credit facility. Cash was primarily used during 2003 to make investments relating to new client locations and to make interest payments on our indebtedness. In addition, working capital changes, including changes in overdraft, resulted in a use of $11.8 million during 2003. A portion of this use is due to non-recurring items such as a $1.5 million receivable from our insurance carrier for our direct costs of re-pointing dishes during the satellite disruption and a $1.9 million interest payment in conjunction with the repayment of a related party note. The remaining use consists primarily of inventory and receivables. The change in receivables is due to our increase in revenues as we have maintained consistent days sales outstanding year over year. We expect to make improvements in working capital in 2004 and specifically within inventory due to the enhancements in benchmarking and management tools.

Our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest payments on our indebtedness. The following table summarizes contractual obligations and commitments at December 31, 2003 (in thousands).

	Payments due by period
	1 year	2-3 years	4-5 years	After 5 years	Total
Long-term debt	$94	$211	$20,249	$393,456	$414,010
Interest	38,479	84,338	83,584	23,833	230,234
Capital lease obligations	2,749	2,994	412	—	6,155
Operating leases	9,071	15,512	13,796	35,320	73,699
Unconditional purchase obligations	10,060	12,736	1,127	—	23,923

Total contractual cash obligations	$60,453	$115,791	$119,168	$452,609	$748,021

During 2003, we sold, through a private placement, $220.0 million of 10% Senior Notes due 2009 and used the proceeds to repay our existing revolving credit facility, senior term loans, certain other debt, and to repurchase a portion of the 13% Senior Discount Notes due 2010. This transaction eliminated near term amortization requirements extending our debt maturities to 2008 and beyond.

The majority of our unconditional purchase obligations relate to a purchase commitment for receivers used in installing new client locations. The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the year ended December 31, 2003, our total initial investment in new client locations was $54.6 million, which was comprised of equipment and installation costs attributable to new client locations of $34.2 million and $20.4 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term of five years. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

We also invest in property and equipment to be used at our headquarters and within our owned operations. Our investment for such property and equipment for 2003 was approximately $4.8 million, consisting of system upgrades, furniture and fixtures, computers, and equipment to replenish the equipment exchange pool relating to our drive-thru systems client locations. In addition, during 2003, we incurred equipment and installation costs of $0.9 million relating to conversions from one delivery platform to another delivery platform. We used existing receivers for the majority of these conversions, but incurred installation costs and costs associated with procuring satellite dishes.

We currently anticipate that our total initial investment in new client locations during 2004 will be approximately $57.3 million including $36.5 million of equipment and installation costs attributable to new client locations, and $20.8 million in sales commissions relating to new client locations. The Company is focused on reducing the initial investment associated with new client locations through the re-use of equipment and efficiencies gained from vendor consolidation and labor management. In addition, we anticipate our investment in property and equipment to be used at headquarters, equipment for use in the exchange pool for servicing drive-thru systems client locations, and equipment for conversions will be approximately $3.3 million.

We expect that our primary source of funds will be cash flows from operations and our secondary source to be borrowings under our senior credit facility. As of December 31, 2003, we had outstanding debt of $20.0 million under our $60.0 million senior credit facility. Additional amounts available under our senior credit facility are limited by our financial covenant restrictions. Based upon current and anticipated levels of operations, an intense focus on identifying and implementing efficiencies in all areas of the business, and continued focus on reducing our upfront capital investment as well as on improving working capital balances, we believe that our cash flows from operations, combined with availability under the senior credit facility, as amended, will be adequate to meet our liquidity needs for the foreseeable future. Overall, the Company’s business plan anticipates continued growth in new client locations and operational and administrative improvements. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are somewhat beyond our control.

Mandatory Debt Repayments.    The senior credit facility provides for mandatory prepayments with net cash proceeds of certain asset sales, net cash proceeds of permitted debt issuances, and net cash proceeds from insurance recovery and condemnation events. The 10% Senior Notes mature in February 2009, the 9 7/8% senior subordinated notes mature in March 2009, and the senior discount notes mature in March 2010. The indentures governing the 10% Senior Notes, 9 7/8% senior subordinated notes and the senior discount notes provide that in the event of certain asset dispositions, the Company must apply net proceeds first to repay, as required, senior credit facility indebtedness. To the extent the net proceeds have not been applied within 360 days to an investment in capital expenditures or other long term tangible assets used in the business, and to the extent the remaining net proceeds exceed $10.0 million, we must make an offer to purchase outstanding 10% Senior Notes at 100% of the accreted value. To the extent there are excess funds after the purchase of the 10% Senior Notes, the Company must make an offer to purchase 9 7/8% senior subordinated notes at 100% of their principal amount plus accrued interest. To the extent there are excess funds after the purchase of the 9 7/8% senior subordinated notes, the Company must make an offer to purchase outstanding senior discount notes at 100% of the accreted value. The Company must also make an offer to purchase outstanding 10% Senior notes, 9 7/8% senior subordinated notes and the senior discount notes at 101% of their principal amount plus accrued and unpaid interest if a change in control of the Company occurs.

The Company received consent from its existing lenders to dispose of its CCTV assets and delivered a reinvestment notice with respect to the net cash proceeds to be received for this disposition.

Interest Rate Protection Agreements.    As a result of the issuance of the 10% Senior Notes in May 2003 and the relating application of such proceeds, a large portion of the Company’s indebtedness bears interest at fixed rates. Accordingly, in August 2003, the Company entered into an interest rate swap agreement in which the Company effectively exchanged $220.0 million of fixed rate debt at 10.0% for six month LIBOR plus 7.95%.

The swap agreement, entered into to mitigate our interest costs associated with the Senior Notes, ends in November 2004.

Related party transactions

On May 20, 2003, the Company repaid $10.0 million of junior subordinated unsecured notes (“sponsor notes”) and related interest of $1.9 million to MEM Holdings with the proceeds from the issuance of 10% Senior Notes. The Company originally borrowed this $10.0 million in sponsor notes on March 15, 2002. MEM Holdings is a holding company that owns 64.2% of the voting membership interests in the Company. ABRY Broadcast Partners III, L.P. and ABRY Broadcast Partners II, L.P. are the beneficial owners of MEM Holdings.

The Company has a Management and Consulting Services Agreement (“Management Agreement”) with ABRY Partners, which provides that Muzak will pay a management fee as defined in the Management Agreement. During 2003, 2002 and 2001, Muzak incurred fees of $0.4 million, $0.4 million, and $0.3 million, respectively under this agreement. Either Muzak or ABRY Partners, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other. In addition, we accrued $0.9 million of fees payable to ABRY Partners for services rendered in connection with the private placement of the Senior Notes during 2003 and accrued $0.1 million for services rendered for financing efforts in 2002.

Seasonality

Muzak experiences slight seasonality in its equipment and related services revenues and costs of revenues resulting primarily from our retail client base which constructs and opens new retail stores in time for the fourth quarter holiday season.

Inflation and Changing Prices

We do not believe that inflation and other changing prices have had a significant impact on our operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

As a result of the issuance of 10% Senior Notes in May 2003 and the use of proceeds therefrom, the majority of our debt is fixed rate debt. Our exposure to market risk for changes in interest rates is limited to our Senior Credit Facility. The interest rate exposure for our variable rate debt obligations is currently indexed to LIBOR of one, two, three, six, nine, or twelve months as selected by us, or the Alternate Base Rate. We use interest rate protection agreements to reduce borrowing rates. See “Interest Rate Protection Agreements” for a description of the Company’s interest rate swap agreement.

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

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value December 31, 2003
Debt:
Fixed rate ($US)	$94	$101	$110	$118	$131	$393,456	$394,010	$398,020
Average interest rate	10.4%	10.4%	10.4%	10.4%	10.4%	10.4%
Variable rate ($US)	$—	$—	$—	$—	$20,000	$—	$20,000	$20,000
Average interest rate	5.48%	6.86%	8.05%	8.78%	9.21%
Interest Rate Derivatives:
Fixed to variable interest rate swap (Notional)	$220,000							$63
Average pay rate	9.71%
Average receive rate	10%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index in Item 15 of this annual report on Form 10-K. Quarterly information (unaudited) is presented in a Note to the consolidated financial statements.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure and control procedures. Based upon that evaluation, the President and the Chief Financial Officer concluded that the Company’s disclosure and control procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these subsequent to the date of their evaluation.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Muzak is a wholly owned subsidiary of the Company. The Company is a limited liability company whose affairs are governed by a Board of Directors. The following table sets forth information about the directors of the Company and the executive officers of Muzak as of December 31, 2003. Each of the persons identified below as a director is currently a director of the Company. Mr. Yudkoff is the sole director of Muzak. The election of directors is subject to the terms of the Members Agreement and Securityholders Agreement and is described below under “Item 13. Certain Relationships and Related Transactions.”

Name	Age	Position and Offices
William A. Boyd	62	Director and Chief Executive Officer
Lon E. Otremba	46	Director and President
Stephen P. Villa	40	Director, Chief Operating Officer, and Chief Financial Officer
Michael K. Hoeltke	41	Senior Vice President, Owned Operations
Kenneth F. Kahn	41	Senior Vice President, Owned Operations
David M. Moore	40	Senior Vice President, Technical Operations
Michael F. Zendan II	40	General Counsel, Vice President and Assistant Secretary
Royce G. Yudkoff	48	Director and Vice President
Peni A. Garber	40	Director, Vice President and Secretary
Robert P. MacInnis	37	Director and Vice President
David W. Unger	47	Director
Hilary Kaiser	28	Director
Andrew Banks	48	Director
Juliana F. Hill	34	Director
Randall T. Mays	38	Director

The following sets forth biographical information with respect to the directors of the Company and executive officers of Muzak.

William A. Boyd stepped down as Chief Executive Officer effective March 15, 2004. Mr. Boyd will serve as Chairman Emeritus, serve on the Board of Directors, and will render certain executive services to the Company. Mr. Boyd had been the Chief Executive Officer of the Company since March 1999 and was the Chief Executive Officer of Old Muzak from 1997 to March 1999, Chairman of the Board of Music Holdings Corp., the general partner of the managing general partner of Old Muzak, from 1997 to March 1999 and was a director of Music Holdings Corp. from 1996 to March 1999. From 1995 to 1996, Mr. Boyd was a private investor. From 1982 to 1995, Mr. Boyd was owner and president of SunCom Communications, a large franchise of Old Muzak. Mr. Boyd was President of the independent trade organization representing the franchise network from 1994 to 1995 and from 1986 to 1987. Mr. Boyd was also President of Old Muzak’s Owned Affiliate division in 1987. Mr. Boyd started his career with Muzak in 1969 and has held various positions during his tenure with the Company’s predecessors.

Lon E. Otremba has been the President of the Company since September 2003. He served as Executive Vice President of America Online’s Interactive Marketing Group from May 2002 to September 2003. From January 2002 to April 2002 he served as Executive Vice President of Strategic Planning for America Online’s Local Partnership Group. From November 2000 to January 2002, he served as Chief Executive Officer of BountySystems, Inc. Prior to joining BountySystems, he was President of Mail.com from March 2000 to October 2000 and served as Mail.com’s Chief Operating Officer from October 1997 to March 2000.

Stephen P. Villa has been a Director and our Chief Operating Officer since October 2001 and has been Muzak’s Chief Financial Officer since September 2000. He served as the Chief Financial Officer and Treasurer of Frisby Technologies, Inc., from April 1998 to September 2000. From January 1997 to March 1998, Mr. Villa was the controller of Harman Consumer Group, an operating company of Harman International, Inc., which sells consumer electronic products. From September 1986 through January 1997, Mr. Villa held numerous positions with Price Waterhouse LLP in their New York and Paris offices. Mr. Villa’s last position with Price Waterhouse LLP was audit senior manager.

Michael K. Hoeltke resigned as a Senior Vice President on March 24, 2004 and is no longer with the Company. Mr. Hoeltke had served as Senior Vice President of the Owned Operations—South Region since September 2002. From February 2002 to September 2002, he served as Vice President of Owned Affiliate Sales and as General Manager of Muzak’s Atlanta owned operation from March 1999 to February 2002. From January 1997 to March 1999, Mr. Hoeltke served as the Vice President of Sales for Capstar Broadcasting Corporation/Osborn Sound. Capstar Broadcasting Corporation was the Company’s independent franchisee serving territories in Atlanta, Albany, and Macon Georgia and in Ft. Myers Florida. The Parent acquired Capstar Broadcasting Corporation’s Muzak franchises on March 18, 1999. From July 1993 to January 1997, he served as Sales Manager for Osborn Sound’s Atlanta office.

Kenneth F. Kahn has served as Senior Vice President of the Owned Operations, North Region since September 2002. From April 2002 to September 2002, he served as Vice President of Sales and Marketing and as Vice President of Marketing from March 1999 to April 2002. Mr. Kahn served as the Vice President of Marketing for Old Muzak from 1997 to March 1999 and as Sales Manager for Old Muzak’s New York office from 1996 to 1997. Prior to joining Old Muzak, Mr. Kahn worked for Emphasis Music, Astroland Amusement Park, and Phase One Distribution.

David M. Moore has served as Senior Vice President of Technical Operations since May 2000. Mr. Moore served as Vice President of the Network Operations Center from March 1999 to May 2000. Mr. Moore served as an Account Executive at Foundation Telecom, Inc. from 1996 to 1997. From 1990 to 1996 and June 1998 to March 1999, Mr. Moore held various positions at Old Muzak.

Michael F. Zendan II has been the Company’s Vice President and General Counsel since October 1999. From 1996 to October 1999, Mr. Zendan was Assistant General Counsel (Aerospace) and Assistant Secretary for Coltec Industries Inc., and was Assistant General Counsel (Industrial) for Coltec Industries Inc. from 1994-1996, and served as Attorney and Senior Attorney for Coltec Industries Inc. from 1992-1994. From 1988-1992, he served as an Associate at Pepe & Hazard.

Royce G. Yudkoff has served as Director and Vice President since March 1999 and as the sole director of Muzak since March 1999. He is the President and Managing Partner of ABRY Partners, a private equity investment firm which focuses exclusively on media and communications companies. Prior to co-founding ABRY Partners, Mr. Yudkoff was a partner at Bain & Company, where he shared significant responsibility for the firm’s media practice. Mr. Yudkoff is presently a director or the equivalent of various companies including Quorum Broadcast Holdings Inc., and Nexstar Broadcasting Group LLC.

Peni A. Garber has served as Director, Vice President and Secretary since March 1999. She is a partner and Secretary of ABRY Partners, a private equity investment firm which focuses exclusively on media and communication companies. She joined ABRY Partners in 1990 from Price Waterhouse, where she served as Senior Accountant in the Audit Division from 1985 to 1990. Ms. Garber is presently a director or the equivalent of CommerceConnect Media Holdings, Inc., Nexstar Broadcasting Group LLC, Penton Media, Inc., and Quorum Broadcast Holdings Inc.

Robert P. MacInnis has served as Director since November 2003 and as a Vice President since March 1999. He is a Principal of ABRY Partners, a private equity firm which focuses exclusively on media and communication companies. Prior to joining ABRY Partners, he was Chief Financial Officer of Weather Services Corporation, an ABRY portfolio company, where he directed acquisitions. From 1991 to 1997, he was associated with PricewaterhouseCoopers, where he was a senior manager in the Merger and Acquisitions Group. Mr. MacInnis is presently a director or the equivalent of various companies including Network Communications, Inc., and Consolidated Theatres.

David W. Unger has served as a Director since March 1999 and as Managing Partner of Avalon Equity Partners since its inception in December 1999. Mr. Unger previously served as Vice President of Muzak from March 1999 to August 1999 and was Executive Vice President of Audio Communications Network from May 1997 to March 1999. Prior to May 1997, he was chairman of SunCom Communications, LLC, a franchise of Muzak. Since 1995, Mr. Unger has invested in, operated and sold communications businesses. Prior to 1995, Mr. Unger worked for Communications Equity Associates, TKR Cable Co. and Teleprompter Corp.

Hilary Kaiser has served as Director since November 2003. She joined ABRY Partners, a private equity firm which focuses exclusively on media and communication companies, in July 1999. Prior to joining ABRY Partners, Ms. Kaiser was an investment banking analyst at Lehman Brothers in the Media and Telecommunications Group from July 1997 to July 1999. She is a director or the equivalent of CommerceConnect Media Holdings and Billing Services Group, LLC.

Andrew Banks has served as a Director since March 1999. He is Chairman of ABRY Partners. Prior to co-founding ABRY, Mr. Banks was a partner at Bain & Company where he shared significant responsibility for the firm’s media practice.

Juliana F. Hill has served as a Director since September 2000. She is the Senior Vice President—Finance and Strategic Development of Clear Channel Communications Inc. Prior to joining Clear Channel Communications Inc. in March 1999; she was an associate at US West Communications.

Randall T. Mays has served as a Director since September 2000. He is an Executive Vice President, Chief Financial Officer and a Director of Clear Channel Communications Inc. Prior to serving in this capacity, he served as Treasurer of Clear Channel Communications from January 1993 to February 1997.

Audit Committee Financial Expert

Since our equity is not currently listed on or with a national securities exchange or national securities association, we are not required to have an audit committee and therefore do not have an audit committee financial expert. As such, the Board of Directors performs the function of an audit committee. However, Ms. Peni Garber, of ABRY Partners, serves as the board’s liaison to our external auditors. ABRY Partners is the beneficial owner of 64.2% of the voting membership interests in the Company.

Code of Ethics

The Company and Muzak have adopted a code of ethics applicable to the company’s senior financial officers, including the company’s principal executive officer. This Code of Ethics (the “Code”) has been adopted by the Company and Muzak in accordance with Section 406 of the Sarbanes-Oxley Act of 2002, and the rules issued by the Securities and Exchange Commission thereunder. Neither the Company or Muzak have amended their Code and have each filed their code of ethics as an exhibit to this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of Muzak’s Chief Executive Officer and Muzak’s four most highly compensated executive officers, at December 31, 2003, for services in all capacities to the Company.

Summary Compensation Table

		Annual Compensation			Long Term Compensation	All Other Compensation ($)(b)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)(a)
William A. Boyd(c)	2003	337,665	75,000	45,000	—	5,261
Chief Executive Officer	2002	300,023	—	42,000	—	2,908
	2001	300,023	—	42,000	—	2,908

Lon E. Otremba(d)	2003	81,260	—	4,358	2,829	—
President

Stephen P. Villa(e)	2003	219,746	100,000	3,600	234	7,178
Chief Operating Officer and	2002	212,117	—	4,474	—	6,600
Chief Financial Officer	2001	149,995	25,000	—	57	28,300	(f)

Kenneth F. Kahn(g)	2003	174,329	25,000	6,000	—
Senior Vice President,	2002	159,923	—	6,000	88	4,794
Owned Operations—North Region	2001	154,000	—	6,000	—	5,412

Michael K. Hoeltke(h)	2003	168,387	25,000	4,800	—	6,965
Senior Vice President,	2002	145,463	206,242	4,800	351	6,600
Owned Operations—South Region	2001	119,995	175,134	4,800	—	6,610

(a)	Consists of non-voting equity interests issued by the Company to key employees.
(b)	Consists of contributions by the Company to a defined contribution 401(k) plan.
(c)	Other Annual Compensation consists of a housing allowance of $39,000, $36,000 and $36,000 and a car allowance of $6,000, $6,000 and $6,000 in 2003, 2002, and 2001, respectively. Aggregate restricted stock holdings were 898 shares, with a value on December 31, 2003 of $898. 85.7% of the restricted stock award was vested on March 17, 2003. After March 17, 2004, the restricted stock holdings are 100% vested. During 2003, Mr. Boyd served as the Company’s Chief Executive Officer. Effective March 15, 2004, he stepped down as Chief Executive Officer and will serve as the Company’s Chairman Emeritus, as well as a Director, and will render certain executive services to Muzak.
(d)	Has served as the Company’s President since September 2003. Other annual compensation includes housing of $4,358. Aggregate restricted stock holdings were 2,829 shares, with a value of $2,829 on December 31, 2003. The 2,829 will vest in five installments of 565.80 each on September 29, 2004, September 29, 2005, September 29, 2006, September 29, 2007, and September 29, 2008. He is eligible to receive additional restricted stock holdings upon meeting certain financial targets.
(e)	Has served as Chief Operating Officer since October 2001 and as Chief Financial Officer since September 2000. Other Annual Compensation consists of a car allowance of $3,600 and $4,474 in 2003 and 2002, respectively. Aggregated restricted stock holdings were 1,056 shares, with a value on December 31, 2003 of $1,056. The vesting schedule of the restricted stock holdings is as follows:

	Number of Shares	Vested as of 12/31/2003	Vesting Schedule
Date of Grant			2004	2005	2006	2007
September 27, 2000	294	176.4	58.8	58.8	—	—
January 1, 2001	57	22.8	11.4	11.4	11.4	—
November 5, 2002	470	188	94	94	94	—
June 16, 2003	235	47	47	47	47	47

(f)	Consists of contributions by the Company to a defined contribution plan of $6,300 and relocation expenses of $22,000.
(g)	Has served as Senior Vice President, Owned Operations North Region since September 2002. Other annual compensation consists of a car allowance of $6,000 in 2003, 2002, and 2001. Aggregated restricted stock holdings were 439 shares, with a value on December 31, 2003 of $439. The vesting schedule of 351 shares of the restricted stock holdings is as follows: four-fifths was vested on March 18, 2003. After March 17, 2004, the restricted stock holdings are 100% vested. The vesting schedule for the remaining 88 shares of the restricted stock holdings is as follows: 20% each on September 12, 2003, September 12, 2004, September 12, 2005, and September 12, 2006. After September 11, 2007, the restricted stock holdings are 100% vested.
(h)	Has served as Senior Vice President, Owned Operations South Region since September 2002. Bonus amounts during 2002 and 2001 were earned while serving in the capacity of a General Manager for Muzak’s Atlanta owned operation. Other annual compensation consists of a car allowance of $4,800 in 2003, 2002, and 2001, respectively. Aggregate restricted stock holdings were 439 shares, with a value of $439 on December 31, 2003. On March 24, 2004 Mr. Hoeltke resigned as Senior Vice President and is no longer with Muzak. The Company repurchased all unvested restricted stock holdings upon his resignation. As such, the aggregate restricted stock holdings as of March 24, 2004 were 158.2 shares, of which 100% are vested.

Voting and Terms of Office

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Company, each director of the Company is designated as either a “Class A Director” or a “Class B Director.” Each Class A Director is entitled to three votes and each Class B Director is entitled to one vote. Any decisions to be made by the Board of Directors, requires the approval of a majority of the votes of the Board of Directors. The authorized number of each class of directors is three Class A Directors, Messrs. Banks and Yudkoff and Ms. Garber, and eight Class B Directors, Messrs. Boyd, Villa, Unger, MacInnis, Otremba, and Mays and Ms. Hill and Ms. Kaiser. In November 2003, the Board of Directors increased the number of Class B directors from five to eight. The new Class B Directors are Mr. Otremba, Mr. MacInnis, and Ms. Kaiser. The number of directors may be increased or decreased by the Board of Directors. Directors hold office until their respective successors are elected and qualified or until their earlier death, resignation or removal.

Management Employment Agreements

William A. Boyd.    Pursuant to the employment agreement dated as of March 16, 2001, as subsequently amended, by and among Mr. Boyd, the Company and Muzak, Muzak agreed to employ Mr. Boyd as Chairman Emeritus until his resignation, death, disability or termination of employment. Under the employment agreement, Mr. Boyd is:

•	entitled to a minimum base salary of $295,417, with a 5% annual increase,

•	prohibited from competing with the Company during the term of his employment period and for a period of twenty-four months thereafter; and

•	prohibited from disclosing any confidential information gained during his employment period.

Lon E. Otremba.    Pursuant to the employment agreement dated as of September 29, 2003 by and among Mr. Otremba, the Company and Muzak, Muzak agreed to employ Mr. Otremba as President until his resignation, death, disability or termination of employment. Under the employment agreement, Mr. Otremba is:

•	entitled to a minimum base salary of $325,000, with a 5% annual increase;

•	eligible for an annual bonus, as determined by the Board of Directors of the Company, as well as an additional annual bonus based on meeting certain targets in connection with fiscal year EBITDA;

•	eligible for a one-time bonus based on meeting certain targets in connection with the sale of the Company;

•	eligible to receive annual grants of Incentive units on meeting certain targets;

•	prohibited from competing with the Company during the term of his employment period and for a period of twenty-four months thereafter; and

•	prohibited from disclosing any confidential information gained during his employment period.

If Muzak terminates Mr. Otremba’s employment without “cause,” Mr. Otremba will be entitled to receive his base salary for a period of one year thereafter.

Stephen P. Villa.    Pursuant to the employment agreement dated as of November 5, 2002, as subsequently amended, by and among Mr. Villa, the Company and Muzak, Muzak agreed to employ Mr. Villa as Chief Operating Officer and Chief Financial Officer until his resignation, death, disability or termination of employment. Under the employment agreement, Mr. Villa is:

•	entitled to a minimum base salary of $275,000, with a 5% annual increase;

•	eligible for a bonus, as determined by the Board of Directors of the Company;

•	prohibited from competing with the Company during the term of his employment period and for a period of twenty-four months thereafter; and

•	prohibited from disclosing any confidential information gained during his employment period.

If Muzak terminates Mr. Villa’s employment without “cause,” Mr. Villa will be entitled to receive his base salary for a period of one year thereafter.

Other Executive Officers.    Each of Messrs., Kahn, Hoeltke, Moore, and Zendan, is a party to an employment agreement with the Company, the terms of which are the same in all material respects. Each agreement may be terminated at any time by either party. Under the agreements, the executive is:

•	entitled to compensation in accordance with the Company’s employee compensation plan, which may be amended by the Company at any time;

•	prohibited from competing with the Company during the term of employment and for 18 months thereafter; and

•	prohibited from disclosing any confidential information gained during the executive’s employment period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Class A and Class A-1 units of the Company, which are the only outstanding membership interests in the Company with voting rights, as of March 15, 2004, by:

•	holders having beneficial ownership of more than 5% of the voting equity interest of the Company;

•	each director of the Company;

•	each of Muzak’s executive officers shown in the summary compensation table; and

•	all directors and executive officers as a group.

	Beneficial Ownership(a)
Beneficial Owner	Number	Percentage
MEM Holdings, LLC(b)	84,991	64.2%
111 Huntington Avenue, 30th floor
Boston, MA 02199
AMFM Systems Inc.(c)	27,233	20.6%
200 East Basse Road
San Antonio, Texas 78209
William A. Boyd	1,323	1.0%
Lon E. Otremba	—	*
Stephen P. Villa	—	*
Michael K. Hoeltke	—	*
Kenneth F. Kahn	11	*
Andrew Banks	—	*
Peni A. Garber	—	*
Robert P. MacInnis	—	*
Hilary Kaiser	—	*
Juliana F. Hill	—	*
Randall T. Mays	—	*
David W. Unger	1,255	1.0%
Royce G. Yudkoff(d)	84,991	64.2%
All directors of the Company and executive officers of Muzak as a group (13 persons)	87,580	66.1%

*	Less than 1%
(a)	“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, the Company believes that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.
(b)	MEM Holdings, LLC is controlled by ABRY Broadcast Partners II, L.P. and ABRY Broadcast Partners III, L.P., both of which are affiliates of ABRY Partners.
(c)	AMFM Systems Inc. is owned by Clear Channel Communications, Inc.
(d)	Mr. Yudkoff is the sole owner of the equity interests of ABRY Holdings III, Inc., the general partner of ABRY Equity Investors, L.P., the general partner of ABRY Broadcast Partners III. Mr. Yudkoff is also the sole owner of ABRY Holdings, Inc., the general partner of ABRY Capital, L.P., which is the general partner of ABRY Broadcast Partners II. As a result, Mr. Yudkoff may be deemed to beneficially own the shares owned by ABRY Broadcast Partners III, and ABRY Broadcast Partners II, which are the beneficial owners of MEM Holdings. The address of Mr. Yudkoff is the address of MEM Holdings.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Members Agreement

The Company, MEM Holdings, Mr. Unger, Mr. Koff, Mr. Boyd, Music Holdings Corp., CMS Co-Investment Subpartnership, CMS Diversified Partners, L.P. and Stephen Jones are parties to a Second Amended and Restated Members Agreement dated as of October 18, 2000. Pursuant to the Members Agreement, MEM Holdings, Mr. Unger, Mr. Koff, Mr. Boyd, Music Holdings Corp., CMS Co-Investment Subpartnership, CMS Diversified Partners, L.P. and Stephen Jones have agreed to vote their equity interests in the Company to elect Mr. Unger and Mr. Boyd to the Board of Directors of the Company. The Members Agreement also contains:

•	“co-sale” rights exercisable in the event of specified sales by MEM Holdings or its permitted transferees;

•	“drag along” sale rights exercisable by the Board of Directors of the Company and holders of a majority of the then outstanding Class A units in the event of an Approved Company Sale, as defined in the Members Agreement;

•	preemptive rights;

•	restrictions on transfers of membership interests by Mr. Unger, Mr. Koff, Mr. Boyd, Music Holdings Corp., CMS Co-Investment Subpartnership, CMS Diversified Partners, L.P. and Stephen Jones and its permitted transferees; and

•	rights to first refusal exercisable by MEM Holdings, Mr. Unger, Mr. Koff, Mr. Boyd and the Company on any transfer by Music Holdings Corp.

The voting restrictions will terminate with respect to Mr. Unger upon the first to occur of an Approved Company Sale or a specified liquidity event with respect to Mr. Unger’s Class A units, and with respect to Mr. Boyd upon the earlier of an Approved Company Sale and the date on which he ceases to serve as the CEO of the Company. The co-sale, drag along, transfer restrictions and rights of first refusal will terminate upon consummation of the first to occur of a Qualified Public Offering, as defined in the Members Agreement, or an Approved Company Sale.

Securityholders Agreement

The Company, MEM Holdings, AMFM Systems and other investors are parties to an Amended and Restated Securityholders Agreement dated as of March 15, 2002. Pursuant to the Securityholders Agreement, the parties have agreed to vote their equity interests in the Company to establish the composition of the Board of Directors of the Company and to provide observer rights for specified investors to attend meetings of the Board of Directors. The Securityholders Agreement also contains:

•	“co-sale” rights exercisable in the event of specified sales by MEM Holdings or AMFM Systems;

•	“drag along” rights exercisable by the Board of Directors of the Company and holders of a majority of the then outstanding Class A units and Class A-1 units, in the event of an Approved Company Sale, as defined in the Securityholders Agreement;

•	preemptive rights;

•	restrictions on transfers of membership interests by MEM Holdings, AMFM Systems and other investors party to the Securityholders Agreement and its permitted transferees; and

•	rights of first offer exercisable by AMFM Systems on any transfer by MEM Holdings, and vice versa, and rights of first offer exercisable by MEM Holdings and AMFM Systems on any transfer by the other parties to the Securityholders Agreement.

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

Indemnification

Muzak’s Limited Liability Company Agreement dated as of March 18, 1999, as amended, provides for indemnification of directors and officers, including advancement of reasonable attorney’s fees and other expenses, in connection with all claims, liabilities and expenses arising out of the management of Muzak’s affairs. Such indemnification obligations are limited to the extent Muzak’s assets are sufficient to cover such obligations. Muzak carries directors and officers insurance that covers such exposure for indemnification up to certain limits. As of December 31, 2003, we had accrued $50,000 to cover indemnification. As of December 31, 2002, we had not accrued any amounts to cover indemnification.

Registration Agreement

The Company, MEM Holdings, Mr. Koff, Mr. Boyd, Mr. Unger, Music Holdings Corp., AMFM Systems, Inc, and other investors are parties to a Second Amended and Restated Registration Agreement dated as of October 18, 2000. Pursuant to this Registration Agreement, the holders of a majority of the ABRY Registrable Securities, as defined in the Registration Agreement, may request a demand registration under the Securities Act of all or any portion of the ABRY Registrable Securities:

•	on Form S-1 or any similar long-form registration,

•	on Form S-2 or S-3 or any similar short-form registration, if available, and

•	on any applicable form pursuant to Rule 415 under the Securities Act.

In accordance with the Registration Agreement, the holders of a majority of AMFM Registrable Securities, as defined in the Registration Agreement, may request a demand registration under the Securities Act of all or any portion of the AMFM Registrable Securities on Form S-1 or any similar long-form registration and on Form S-2 or S-3 or any similar short-form registration. In addition, the holders of at least 60% of the Preferred Registrable Securities, as defined in the Registration Agreement, may request a demand registration under the Securities Act of all or any portion of the Preferred Registrable Securities on Form S-1, but the registration will be affected as a short-form registration, if available. All holders of Registrable Securities, as defined in the Registration Agreement, will have “piggyback” registration rights, which entitle them to include their Registrable equity securities in registrations of securities by the Parent, subject to the satisfaction of specified conditions.

The Company is responsible for all expenses incident to its performance under the Registration Agreement, including without limitation all registration and filing fees, and expenses of compliance with securities or blue sky laws, printing expenses, fees of counsel for the Company and the holders of Registrable securities and all independent certified public accountants and underwriters.

ABRY Partners Management and Consulting Services Agreement

Pursuant to an Amended and Restated Management and Consulting Services Agreement between ABRY Partners and the Company dated March 18, 1999, ABRY Partners is entitled to a management fee when, and if, it provides advisory and management consulting services to the Company. During 2003, 2002 and 2001, Muzak incurred fees of $0.4 million, $0.4 million, and $0.3 million, respectively under this agreement. Either ABRY Partners or the Company, with the approval of the Board of Directors of the Company, may terminate the

Management Agreement by prior written notice to the other. In addition, during 2003, the Company incurred fees of $0.9 million payable to ABRY Partners for services rendered in connection with the private placement of the Senior Notes and incurred fees of $0.1 million for services rendered for financing efforts during 2002.

Related Party Debt

On March 15, 2002, Muzak borrowed $10.0 million from MEM Holdings in the form of junior subordinated unsecured notes, which we refer to as the sponsor notes. We repaid the sponsor notes together with accrued interest with the proceeds of the Senior Notes offering in May 2003.

From July 1, 1999 through November 24, 1999, the Company borrowed an aggregate amount of $30.0 million from MEM Holdings in the form of sponsor notes. We repaid $3.0 million of the sponsor note with the proceeds received from a preferred membership unit offering in October 2000. The remaining $27.0 million, plus $6.7 million of accrued interest, was converted into Class A units of the Company in May 2001.

Family Relationships

William Boyd, the Company’s Chairman Emeritus, is the father of Robert Boyd, who recently resigned as the Company’s General Manager of the Mid-Atlantic owned operation and is no longer with Muzak. Robert Boyd was paid an aggregate salary and bonus of $201,087 for his services during 2003. William Boyd, is also the father of Andy Boyd. Andy Boyd joined the Company in 2003 as a local account executive and was paid aggregate commissions and bonus of $83,696 for his services during 2003.

Michael Hoeltke, who resigned as the Company’s Senior Vice President of the Owned Operations—South Region on March 24, 2004 and is no longer with Muzak, is the husband of Tracy Hoeltke, one of the Company’s National account executives. Tracy Hoeltke was paid aggregate commissions and bonus of $127,859 for her services during 2003.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the aggregate fees for each of the last two fiscal years for professional services rendered by our principal accountant:

Professional Services	2003	2002
Audit Fees	$236,000	$209,000
Audit-Related Fees	180,000	109,000
Tax Fees	230,000	255,000
All Other Fees	—	—

Since our equity interests are not currently listed on or with a national securities exchange or national securities association, we are not required to have an audit committee and therefore do not have an audit committee financial expert. As such, the Board of Directors performs the function of an audit committee. Prior to engaging our principal accountant to render audit or non-audit services, the engagement as well as charges for such services is approved by our Board of Directors. If, during the engagement, the fees are projected to exceed the pre-approved levels, any excess is approved by the Board’s audit liaison, Ms. Garber, of ABRY Partners, prior to the additional services being provided. All fees incurred during 2003 were pre-approved by the Board of Directors.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

(a)(3) Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of January 29, 1999 among ACN Holdings, LLC, Audio Communication Network, LLC, Muzak Limited Partnership, MLP Acquisition L.P. and Muzak Holdings Corp.(1)

2.2	First Amendment to the Agreement and Plan of Merger dated as of March 17, 1999 by and among Muzak Holdings LLC (f/k/a ACN Holdings, LLC), Audio Communications Network, LLC, Muzak Limited Partnership, MLP Acquisition, L.P. and Muzak Holdings Corp.(1)

2.3	Contribution Agreement between Capstar Broadcasting Corporation and ACN Holdings, LLC dated as of February 19, 1999.(2)

2.4	First Amendment dated as of March 18, 1999, to the Contribution Agreement dated as of February 19, 1999, between Capstar Broadcasting Corporation and Muzak Holdings, LLC (f/k/a ACN Holdings, LLC).(2)

3.1	Certificate of Formation of ACN Operating, LLC.(1)

3.2	Certificate of Amendment of the Certificate of Formation of ACN Operating, LLC.(1)

3.3	Certificate of Merger merging Muzak Limited Partnership into Audio Communications Network, LLC.(1)

3.4	Certificate of Incorporation of ACN Holdings, Inc. (N/K/A Muzak Holdings Finance Corporation)(2)

3.5	Bylaws of ACN Holdings, Inc. (N/K/A Muzak Holdings Finance Corporation)(2)

Exhibit Number	Description

3.6	Fourth Amended and Restated Limited Liability Agreement of Muzak Holdings LLC dated as of March 15, 2002.(5)

4.1	Indenture, dated as of March 18, 1999 by and among Muzak LLC and Muzak Finance Corp., as Issuers, Muzak Capital Corporation, MLP Environmental Music, LLC, Business Sound, Inc. and ACN Holdings LLC, as Guarantors and State Street Bank and Trust Company, as Trustee.(1)

4.2	Form of 9 7/8% Senior Subordinated Notes due 2009 (included in Exhibit 4.1 above as Exhibit A).(1)

4.3	Supplemental Indenture, dated as of August 30, 1999 by and among Muzak LLC, Muzak Finance Corp., Muzak Capital Corporation, MLP Environmental Music, LLC, Business Sound, Inc., Muzak Holdings LLC and BI Acquisition, LLC, as Guarantors and State Street Bank and Trust Company, as Trustee.(1)

4.4	Indenture, dated as of March 18, 1999 by and among Muzak Holdings LLC and Muzak Holdings Finance Corp., as Issuers and State Street Bank and Trust Company, as Trustee.(2)

4.5	Form of Series A 13% Senior Discount Notes due 2010 (included in Exhibit 4.1 above as Exhibit A).(2)

4.6	Muzak LLC 15% Junior Unsecured Promissory Note due 2007.(5)

Exhibit Number	Description

4.7	Indenture, dated as of May 20, 2003 by and among Muzak LLC and Muzak Finance Corp., as Issuers, and the Guarantors named therein, and U.S. Bank National Association, as Trustee (9)

4.8	Form of 10% Senior Notes due 2009 (included in Exhibit 4.11 above)

4.9	Registration Rights Agreement, dated as of May 20, 2003 by and among Muzak LLC, Muzak Finance Corp, the Guarantors named herein and Bear Stearns and Co, Inc, Lehman Brothers Inc. and Fleet Securities Inc. as Initial Purchasers (9)

10.1	Pledge and Security Agreement, dated as of March 18, 1999, among Audio Communications Network, LLC, Muzak Holdings LLC, and certain present and future domestic subsidiaries of Audio Communications Network, LLC, as Guarantors, and Canadian Imperial Bank of Commerce, as agent for the benefit of Lenders and Lender Counterparties and Indemnities.(1)

10.2*	Amended and Restated Members Agreement, dated as of March 18, 1999, by and among Muzak Holdings LLC (f/k/a ACN Holdings, LLC), MEM Holdings LLC, David Unger, Joseph Koff, William Boyd and Music Holdings Corp.(1)

10.3*	Management and Consulting Services Agreement dated as of October 6, 1998 by and between ABRY Partners, Inc. and ACN Operating, LLC.(1)

10.4*	Form of Employment Agreement by and between Muzak LLC and each of the executive officers of Muzak other than William A. Boyd and David Unger.(1)

10.5*	Amended and Restated Executive Employment Agreement, dated as of March 16, 2001, among Muzak Holdings LLC, Muzak LLC, and William A. Boyd.(4)

10.6	Securities Repurchase Agreement dated as of October 6, 1998 by and among ACN Holdings, LLC, David Unger and ABRY Broadcast Partners III, L.P.(2)

10.7	Amended and Restated Securityholders Agreement dated as of October 18, 2000 by and among Muzak Holdings LLC and the various parties named therein.(3)

10.8	Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.(3)

10.9	Investor Securities Purchase Agreement dated as of October 6, 1998 by and among ACN Holdings, LLC and the investors named therein.(2)

10.10	Form of Incentive Unit Agreement by and among Muzak Holdings LLC, each of the Name Executives and ABRY Broadcast Partners III, L.P.(2)

10.11	First Amendment dated as of May 8, 2001 to the Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.(8)

10.12	Second Amendment dated as of March 8, 2002 to the Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.(8)

10.13	Amended and Restated Securityholders Agreement dated as of March 15, 2002 by and among Muzak Holdings LLC and the various parties named therein.(6)

10.14	Executive Employment Agreement dated as of November 5, 2002, among Muzak Holdings LLC, Muzak LLC, and Stephen P. Villa.(7)

10.15	Executive Employment Agreement, dated as of September 29, 2003, among Muzak Holdings LLC, Muzak LLC, and Lon Otremba.(10)

10.16	Incentive Unit Agreement, dated as of October 28, 2003, among Muzak Holdings LLC, Lon Otremba, and ABRY Broadcast Partners III.(10)

Exhibit Number	Description

10.17	Credit Agreement, dated as of May 20, 2003 among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndicating Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent.(9)

10.18	Amendment to the Executive Employment agreement dated as of November 4, 2003 among Muzak Holdings LLC, Muzak LLC, and Stephen Villa.(10)

10.19	First Amendment dated March 5, 2004 to Amended and Restated Executive Employment agreement dated as of March 16, 2001, among Muzak Holdings LLC, Muzak LLC, and William A. Boyd.

10.20	First Amendment to the Credit Agreement, dated as of March 9, 2004, to the Credit Agreement among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndicating Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent.

10.21	First Consent and Waiver, dated as of February 25, 2004, to the Credit Agreement among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndicating Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent.

10.22	Acknowledgement dated as of March 26, 2004, to the Credit Agreement among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndication Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent.

14.1	Code of Ethics of the Company.

14.2	Code of Ethics of Muzak LLC.

21.1	Subsidiaries of Muzak LLC and Muzak Finance Corp.(1)

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Muzak LLC’s Registration Statement on Form S-4, File No. 333-78571.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-4, File No. 333-78573.
(3)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(4)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
(5)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended March 31, 2002
(7)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 2002
(8)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002
(9)	Incorporated by reference to Muzak LLC’s Registration Statement on Form S-4, File No. 333-78571.
(10)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

(b) Reports on Form 8-K.

The Company filed a Form 8-K on October 3, 2003 under Item 5, “Other Events” disclosing that the Company had successfully restored service to all affected client locations following the Telstar 4 satellite disruption.

The Company furnished a Form 8-K on November 6, 2003 under Item 12, “Disclosure of Results of Operations and Financial Conditions”. The Form 8-K included the company’s third quarter financial results press release, which was furnished as Exhibit 99.1 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 30th day of March 2004.

MUZAK HOLDINGS FINANCE CORP. MUZAK HOLDINGS LLC

By:	/s/ LON E. OTREMBA
Lon E. Otremba President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the 30th day of March 2004.

Signature	Title

/s/ LON E. OTREMBA Lon E. Otremba	President (Principal Executive Officer)

/s/ STEPHEN P. VILLA Stephen P. Villa	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Auditors

To the Board of Directors

of Muzak Holdings LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Muzak Holdings LLC (the “Company”) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002.

PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 2, 2004, except for the fifth paragraph of Note 6, as to which the date is March 9, 2004, and Note 17, as to which the date is March 18, 2004

MUZAK HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash	$2,284	$1,781
Accounts receivable, net of allowances of $1,580 and $1,708	29,579	26,531
Inventories	15,016	11,401
Prepaid expenses and other assets	3,974	1,719

Total current assets	50,853	41,432
Property and equipment, net	108,591	110,889
Goodwill	140,805	140,805
Intangible assets, net	113,129	129,951
Deferred subscriber acquisition costs, net	46,208	41,410
Other assets, net	15,646	11,759

Total assets	$475,232	$476,246

LIABILITIES AND MEMBERS’ INTEREST (DEFICIENCY)
Current Liabilities:
Accounts payable	$6,528	$10,049
Accrued expenses	21,311	18,304
Current maturities of other liabilities	3,711	2,924
Current maturities of long term debt	94	7,855
Advance billings	1,084	1,040

Total current liabilities	32,728	40,172
Long-term debt	411,424	359,914
Related party notes	—	10,000
Other liabilities	9,461	10,215
Mandatorily redeemable preferred units	129,691	109,114
Commitments and contingencies
Members’ interest (deficiency)
Class A units	96,688	117,167
Class B units	—	97
Accumulated other comprehensive loss	—	(290)
Accumulated deficit	(204,760)	(170,143)

Total members’ interest (deficiency)	(108,072)	(53,169)

Total liabilities and members’ interest (deficiency)	$475,232	$476,246

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Revenues:
Music and other business services	$175,049	$162,999	$150,472
Equipment and related services	60,187	54,757	52,889

	235,236	217,756	203,361

Cost of revenues:
Music and other business services (excluding $43,185, $44,581, and $37,189 of depreciation and amortization expense)	32,285	34,467	31,172
Equipment and related services	50,109	43,754	40,335

	82,394	78,221	71,507

Selling, general and administrative expenses	80,617	72,023	68,107
Depreciation and amortization expense	63,721	70,109	75,668

Income (Loss) from operations	8,504	(2,597)	(11,921)
Other income (expense):
Interest expense	(40,253)	(36,533)	(39,390)
Other, net	201	192	(481)
Loss from extinguishment of debt, net	(3,694)	—	—

Loss before income taxes	(35,242)	(38,938)	(51,792)
Income tax benefit	(625)	(956)	(595)

Net loss	$(34,617)	$(37,982)	$(51,197)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,617)	$(37,982)	$(51,197)
Adjustments to derive cash flow from operating activities:
Loss from extinguishment of debt, net	3,694	—	—
(Gain) Loss on disposal of fixed assets	(40)	(27)	109
Deferred income tax benefit	(959)	(1,365)	(628)
Depreciation and amortization	63,721	70,109	75,668
Amortization of senior discount and senior notes	7,392	7,623	6,722
Amortization of deferred financing fees	2,495	2,308	1,910
Amortization of deferred subscriber acquisition costs	15,574	12,387	9,516
Deferred subscriber acquisition costs	(20,373)	(16,355)	(16,404)
Unearned installment income	(144)	(1,384)	(659)
Change in certain assets and liabilities, net of business acquisitions:
(Increase) decrease in accounts receivable	(3,048)	(2,218)	13,753
(Increase) decrease in inventory	(3,615)	(1,999)	1,685
(Decrease) increase in accrued expenses	3,427	(2,375)	1,770
Increase (decrease) in accounts payable	(592)	1,442	(3,984)
(Decrease) increase in advance billings	44	170	(1,240)
Other, net	(5,094)	1,255	1,014

Net cash provided by operating activities	27,865	31,589	38,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash	—	—	(979)
Proceeds from the sale of fixed assets	67	41	313
Capital expenditures for property and equipment	(39,902)	(37,384)	(41,476)
Capital expenditures for intangibles	(1,654)	(1,446)	(766)

Net cash used in investing activities	(41,489)	(38,789)	(42,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	(2,929)	2,987	(5,322)
Proceeds from issuance of senior notes	218,869	—	—
Borrowings under revolver	24,700	15,000	19,800
Repayment of revolver	(31,000)	(10,000)	(2,500)
Repayments of senior credit facility	(159,514)	(6,693)	(5,193)
Repurchase of senior discount notes	(14,440)	—	—
(Repayment) issuance of notes payable to related parties	(10,000)	10,000	—
Termination (purchase) of interest rate protection agreement	4	(372)	—
Repayment of capital lease obligations and other debt	(2,477)	(2,600)	(2,341)
Payment of fees associated with obtaining financing	(9,086)	(1,924)	—

Net cash provided by financing activities	14,127	6,398	4,444

INCREASE (DECREASE) IN CASH	503	(802)	(429)
CASH, BEGINNING OF PERIOD	1,781	2,583	3,012

CASH, END OF PERIOD	$2,284	$1,781	$2,583

Significant non-cash activities:
Issuances of common stock in connection with acquisitions	—	—	143
Issuances of common stock in connection with conversion of sponsor notes	—	—	35,435
Capital lease obligations	3,071	2,030	1,691

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S INTEREST (DEFICIENCY)

AND COMPREHENSIVE LOSS

(In thousands, except for units)

					Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Members’ Interest (Deficiency)
	Class A		Class B
	Units	Dollars	Units	Dollars
Balance, December 31, 2000	96,910	$110,680	12,810	$2,522	$(80,964)	$—	$32,238
Comprehensive loss:
Net loss					(51,197)	—	(51,197)
Cumulative effect of change in accounting principle					—	(1,653)	(1,653)
Change in unrealized losses on derivative					—	(802)	(802)

Total comprehensive loss					(51,197)	(2,455)	(53,652)

Net issuance (repurchase) of units	35,512	35,512	(2,284)	—	—	—	35,512
Vesting of Class B units			—	23	—	—	23
Preferred return on preferred units		(13,051)	—	(1,282)	—	—	(14,333)

Balance, December 31, 2001	132,422	$133,141	10,526	$1,263	$(132,161)	$(2,455)	$(212)
Comprehensive loss:
Net loss					(37,982)	—	(37,982)
Change in unrealized losses on derivative					—	2,165	2,165

Total comprehensive loss					(37,982)	2,165	(35,817)

Net issuance of units			893	—	—	—	—
Vesting of Class B Units			—	29	—	—	29
Preferred return on preferred units		(15,974)	—	(1,195)	—	—	(17,169)

Balance, December 31, 2002	132,422	$117,167	11,419	$97	$(170,143)	$(290)	$(53,169)
Comprehensive Loss:
Net Loss					(34,617)	—	(34,617)
Current period change in value of derivative					—	(78)	(78)
Sale of interest rate cap-reclassification to earnings					—	368	368

Total comprehensive loss					(34,617)	290	(34,327)

Net issuance of units			3,118	—	—	—	—
Preferred return on preferred units		(20,479)	—	(97)	—	—	(20,576)

Balance, December 31, 2003	132,422	$96,688	14,537	$—	$(204,760)	$—	$(108,072)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Organization—Muzak Holdings LLC (and its subsidiaries (“the Company”)), previously known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of Delaware. The Company provides business music programming to clients through its integrated nationwide network of owned operations and franchises. All of the operating activities are conducted through the Company and its subsidiaries.

As of December 31, 2003, ABRY Partners, LLC and its respective affiliates, collectively own approximately 64.2% of the beneficial interests in the Company’s voting interests.

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries: Muzak LLC, Muzak Holdings Finance Corporation, Muzak Capital Corporation, Muzak Finance Corporation, Business Sound Inc., Electro Systems Corporation, BI Acquisition LLC, MLP Environmental Music LLC, Audio Environments Inc., Background Music Broadcasters Inc., Telephone Audio Productions Inc., Vortex Sound Communications Company Inc., Music Incorporated, and Muzak Houston Inc. All significant intercompany items have been eliminated in consolidation.

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

Book overdraft—Book overdraft of $0.1 million and $3.0 million as of December 31, 2003 and December 31, 2002, respectively is included in accounts payable.

Concentration of Credit Risk—Concentrations of credit risk with respect to trade accounts receivable are limited as the Company sells its products to clients in diversified industries throughout the United States. The Company does not require collateral from its clients but performs ongoing credit evaluations of its clients’ financial condition and maintains allowances for potential credit losses. Actual losses have been within management’s expectations and estimates.

In addition, the Company leases satellite capacity primarily through three lessors under operating leases. The Company transmits 84% of its music programs via broadcast satellite. Although alternate satellite capacity exists, loss of these suppliers of satellite capacity could temporarily disrupt operations. The Company attempts to mitigate these risks by working closely with the lessors to identify alternate capacity if needed.

Inventories—Inventories consist primarily of electronic equipment and are valued at the lower of cost or market. Cost is determined on the first-in, first-out basis.

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Sound and music equipment installed at client premises under contracts to provide music programming services is transferred from inventory to property and equipment at cost plus an allocation of installation costs and is amortized over 5 years. Impairment losses are recognized if recorded values exceed undiscounted future cash flows, by reducing them to estimated fair value. No impairment losses were recognized by the Company for the periods presented.

Intangible Assets—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This standard changed the accounting for goodwill and certain other intangible assets other than goodwill and requires at least an annual test for impairment of goodwill and intangibles with indefinite lives. Note 4 provides additional information concerning goodwill and other identifiable intangible assets.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2001, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), which requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. All of the Company’s acquisitions have been accounted for under the purchase method of accounting.

Identifiable intangible assets with finite lives continue to be amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicated that their carrying amount may not be recoverable.

Deferred Subscriber Acquisition Costs, net—Subscriber acquisition costs are direct sales commissions incurred in connection with acquiring new subscribers, which are amortized as a component of selling, general, and administrative expenses over the life of the client contract or five years, whichever is shorter, on a straight-line basis. Accumulated amortization totaled $45.9 million and $30.3 million as of December 31, 2003, and 2002, respectively. If a client contract terminates early, the unamortized subscriber acquisition cost is typically recovered from the salesperson.

Other Assets, Net—Other assets, net consist primarily of deferred financing costs. Deferred financing costs are charged to interest expense over the term of the related agreements.

Advance Billings—The Company invoices certain clients in advance for contracted music and other business services. Amounts received in advance of the service period are deferred and recognized as revenue in the period services are provided.

Income Taxes—The Company is a Limited Liability Company that is treated as a partnership for income tax purposes. No provision for income taxes is required by the Company, as its income and expenses are taxable to or deductible by its members. The Company’s corporate subsidiaries are subject to income taxes and account for deferred income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Revenue Recognition—Revenues from music and other business services are recognized during the period the service is provided based upon the contract terms. Revenues for equipment sales and related installation are recognized upon delivery or installation. Contracts are typically for a five-year non-cancelable period with renewal options for an additional five years. Fees received for services to franchisees are recognized as revenues in the month services are provided. During 2003, 2002, and 2001, 4%, 4%, and 3%, respectively, of our revenues were generated from fees from our franchisees.

Derivative Financial Instruments—The Company currently uses derivative financial instruments to convert fixed interest rate debt to variable interest rate debt. The Company entered into an interest rate swap agreement in August 2003 to mitigate its interest costs associated with its Senior Notes.

In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedgings Activities,” (“SFAS 133”), the swap agreement is recorded at its fair value in the consolidated balance sheet. Because the swap is not designated as a hedge under SFAS 133, changes in the fair value of the swap have been recorded as an adjustment to interest expense.

During 2002, the Company had an interest rate swap agreement to exchange floating rate date to fixed rate debt and during 2001 had an interest rate cap to protect the Company against LIBOR increases as required by our Old Senior Credit Facility. The interest rate swap was recognized on the balance sheet at its fair value and was 100% effective for exposures to interest rate fluctuations. The Company designated the interest rate swap as a hedge under SFAS 133 and, as a result of the 100% effectiveness of the hedge, changes in the fair value of the derivative were recorded each period in other comprehensive loss. The Company amortized the premium paid for the interest rate cap over the life of the agreement using the caplets approach. No amounts were received under the interest rate cap.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

Effective July 1, 2003, the Company adopted the Financial Accounting Standards Board’s (“FASB”) consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Adoption of this issue had no material impact on the company’s consolidated financial position, consolidated results of operations, or liquidity.

In April 2003 the FASB issued Statement of Financial Accounting Standard’s (“SFAS”) No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of the provisions of SFAS 149 did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued Statement on Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The Standard specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. The effective date of this standard is for interim periods beginning after June 15, 2003. Adoption of this standard had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity

In January 2003 the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. We have assessed all of the criteria established in FIN 46-R to determine if our franchisee relationships qualify as a variable interest entities, and thus would need to be consolidated. We have concluded that our franchisee relationships do not qualify as variable interest entities, and therefore, the adoption of the provisions of this interpretation will not have a material effect on the Company’s Consolidated Financial Statements.

2.    Acquisitions

The Company did not make any acquisitions during the years ended December 31, 2003 or 2002.

On May 31, 2001, the Company acquired Sound of Music, LTD (“Sound of Music”), the Company’s independent franchisee operating in Wisconsin for a cash purchase price of $1.0 million. In connection with this acquisition, the Company issued $0.1 million in common membership units.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of assets acquired and liabilities assumed, relating to the 2001 acquisition, is summarized below (in thousands):

Property, plant and equipment	$235
Other Intangibles	581
Goodwill	284

Total purchase price, including transaction costs	$1,100

The results of operations of Sound of Music are included in the Company’s consolidated statement of operations since the acquisition date. The results of operations in 2001 would not have been materially different from actual results if Sound of Music had been acquired as of January 1, 2001.

3.    Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful life (Years)	December 31, 2003	December 31, 2002
Equipment provided to subscribers	4–6	$161,275	$140,604
Capitalized installation labor	5	76,900	62,007
Equipment	4–7	29,875	25,716
Other	3–30	20,478	18,321

		288,528	246,648
Less accumulated depreciation		(179,937)	(135,759)

		$108,591	$110,889

Included in equipment and other at December 31, 2003 and 2002 is $15.0 million and $13.8 million, respectively of equipment under capital leases, gross of accumulated amortization of $10.3 million and $9.5 million, respectively. Depreciation of property and equipment was $45.2 million, $46.9 million, and $40.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

4.    Intangible Assets

The Company adopted SFAS No. 142 on January 1, 2002. In connection with the adoption of SFAS No. 142, the Company reclassified other intangibles of $6.4 million, gross of accumulated amortization of $3.5 million, related to trained workforce to goodwill and ceased amortization of goodwill.

The Company engaged an independent valuation consultant to perform the annual testing of goodwill in accordance with SFAS No. 142 during the quarter ended December 31, 2003. As the fair value of goodwill exceeds the carrying amount of goodwill, the Company did not record an impairment charge.

Unamortized intangible assets consist of the following (in thousands):

	December 31, 2003 Carrying Amount	December 31, 2002 Carrying Amount
Goodwill	$140,805	$140,805

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents net loss exclusive of amortization of goodwill and trained workforce (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Net Loss	$(34,617)	$(37,982)	$(51,197)
Goodwill amortization	—	—	7,931
Trained workforce amortization	—	—	1,275

Net Loss excluding amortization of goodwill	$(34,617)	$(37,982)	$(41,991)

Amortized intangible assets consist of the following (in thousands):

		December 31, 2003		December 31, 2002
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Income producing contracts	12	$153,900	$(59,442)	$153,956	$(46,617)
License agreements	20	5,082	(1,207)	5,082	(953)
Deferred production costs	10	7,354	(1,901)	5,780	(1,232)
Trademarks	5	15,184	(14,274)	15,136	(11,242)
Non-compete agreements	3–5	541	(445)	7,468	(6,211)
Other	20	10,831	(2,494)	10,741	(1,957)

		$192,892	$(79,763)	$198,163	$(68,212)

The decrease in non-compete agreements is due to several of the Company’s non-compete agreements becoming fully amortized during 2003. Accordingly, the non-compete agreements have been removed from the balance sheet. Aggregate amortization expense was $18.5 million, $23.2 million, and $34.9 million for the years ended December 31, 2003, 2002, and 2001, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

Fiscal Year Ending
2004	$15,270
2005	14,431
2006	14,381
2007	14,354
2008	14,346

5.    Accrued Expenses

Accrued expenses are summarized below (in thousands):

	December 31, 2003	December 31, 2002
Accrued interest	$6,292	$3,427
Accrued compensation and benefits	2,347	3,178
Licensing royalties	3,818	4,054
Rebates payable to affiliates	2,747	1,888
Other	6,107	5,757

	$21,311	$18,304

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2003, we reallocated certain existing reserves for licensing royalties between the various licensing collectives as a result of a detailed review of the amounts we believe are owed to such collectives. As a result of our review, we further believe that royalties owed in the normal course of business to certain of these collectives will increase by approximately $1.0 million during 2004 and beyond.

6.    Debt

Debt obligations consist of the following (in thousands):

	December 31, 2003	December 31, 2002
Related party notes	—	10,000

Long term debt:
Revolving loan—Senior credit facility	20,000	26,300
Senior credit facility	—	159,514
Senior notes	218,962	—
Senior subordinated notes	115,000	115,000
Senior discount notes	55,496	64,484
Other	2,060	2,471

Total debt obligations	411,518	367,769
Less: current maturities	(94)	(7,855)

	$411,424	$359,914

As discussed below, on May 20, 2003, Muzak LLC completed a private placement for $220.0 million principal amount of 10% Senior Notes due 2009 (“Senior Notes”). The proceeds were used to repay the revolving loan, Term Loan A, and Term Loan B under our then existing Senior Credit Facility (“Old Senior Credit Facility”), related party notes, and to purchase a portion of the outstanding Senior Discount Notes. We incurred financing fees of $10.5 million in connection with this transaction, $9.1 million of which were paid during 2003. The fees are included in other assets, net, on the balance sheet. In addition, we wrote off $5.2 million of financing fees relating to the Old Senior Credit facility. This charge is included in loss on extinguishment of debt for the year ended December 31, 2003.

Revolving Loan—Senior Credit Facility

In connection with the private placement of Senior Notes, the Company replaced its Old Senior Credit Facility with a New Senior Secured Credit Facility maturing on May 20, 2008. The new Senior Credit Facility is a revolving loan with borrowing availability of up to $60.0 million, a portion of which is available for the issuance of letters of credit. As of December 31, 2003, the Company had $20.0 million outstanding under its revolver and $1.2 million letters of credit outstanding.

On February 25, 2004, the Company obtained a Consent and Waiver for the disposition of its closed circuit television systems product line (“CCTV”) from the existing lenders of the New Senior Secured Credit Facility.

On March 9, 2004, the Company received a waiver of and amended certain of its financial covenants under the New Senior Credit Facility to reflect the financial impact of the Telstar 4 satellite disruption as well as the disposition of the CCTV product line. Financial covenants amended include the fixed coverage ratios and

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leverage ratios for 2004 and future periods. In conjunction with this waiver and amendment, the Company incurred $0.1 million in financing fees. Absent the waiver and amendment obtained, the Company would have been in violation of the leverage ratio covenant as of December 31, 2003.

The New Senior Credit facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of our tangible and intangible assets and (ii) our capital stock and the capital stock of our subsidiaries. The non-guarantor subsidiary is minor and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The New Senior Credit Facility, as amended, contains restrictive covenants including the maintenance of interest, total leverage, and fixed charge ratios and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. The Company believes it will be in compliance with such covenants during 2004. However, there can be no assurances that the Company will perform as expected as our future performance is subject to various industry based factors.

Indebtedness under the revolver bears interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 2.00% to 2.75% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two, three, six, nine, or twelve months, as selected by the Company, plus a margin ranging from 3.25% to 4.00%. Margins are fixed from May 20, 2003 until December 31, 2003, and were 2.75% and 4.00% in the case of Base Rate and Libor, respectively, as of December 31, 2003. Subsequent to December 31, 2003, the margins will be subject to adjustment based on changes in the Company’s ratio of consolidated total debt to EBITDA (i.e, earnings before interest, taxes, depreciation and amortization and certain other charges as defined in the agreement). As of December 31, 2003, the average interest rate on the revolver was 5.16%.

Senior Notes

On May 20, 2003, Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $220.0 million in principal amount of 10% Senior Notes which mature on February 15, 2009. Interest is payable semi-annually, in arrears, on May 15 and November 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance and are subordinate to existing and future secured debt and are senior to Muzak LLC’s existing Senior Subordinated Notes. The Senior Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 15). The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After February 15, 2006, the issuers may redeem all or part of the Senior Notes at a redemption price equal to 105.0% of the principal which redemption price declines to 100% of the principal amount in 2008.

Senior Subordinated Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Muzak LLC and Muzak Finance and are

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subordinated in right of payment to all existing and future Senior Indebtedness of the Muzak LLC and Muzak Finance. The Senior Subordinated Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 15). The indenture governing the Senior Subordinated Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After March 15, 2004, the issuers may redeem all or part of the Senior Subordinated Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

Senior Discount Notes

The Company together with its wholly owned subsidiary, Muzak Holdings Finance Corp., has $56.9 million in principal amount at maturity, or $30.4 million in accreted value on the issue date, of 13% Senior Discount Notes (the “Senior Discount Notes”) due March 2010. Accreted value on the Senior Discount Notes was $55.5 million and $64.5 million as of December 31, 2003 and December 31, 2002, respectively. Until March 15, 2004, the Senior Discount Notes will accrete in value such that the accreted value on March 15, 2004 will equal the principal amount at maturity of the Senior Discount Notes. Cash interest on the Senior Discount Notes is not payable prior to March 15, 2004. From and after March 15, 2004, interest on the Senior Discount Notes will accrue at a rate of 13% per annum. Interest will be payable semi-annually in arrears on each March 15 and September 15, commencing September 15, 2004, to holders of record of the Senior Discount Notes at the close of business on the immediately preceding March 1 and September 1. Muzak Holdings LLC does not have any operations or assets other than its ownership of Muzak LLC. Accordingly, Muzak Holdings LLC is dependent upon distributions from Muzak LLC in order to pay interest beginning in 2004 as discussed above. Muzak LLC’s Senior Credit Facility, Senior Notes, and Senior Subordinated Notes indenture impose restrictions on its ability to make distributions to Muzak Holdings LLC. The Senior Credit Facility, Senior Notes, and the Senior Subordinated Notes indenture permit Muzak LLC to make payments and distributions to Muzak Holdings LLC on and after September 15, 2004 in an amount sufficient to permit Muzak Holdings LLC to make cash interest payments when due, however, the New Senior Credit Facility requires that certain financial covenant levels be met in order to make such distributions.

A portion of the proceeds from the issuance of Senior Notes were used to purchase an aggregate principal amount of $18.1 million of the Company’s Senior Discount Notes due 2010. We recorded a gain on extinguishment of debt of $1.9 million in connection with this transaction. This gain is included in loss on extinguishment of debt, net, for the year ended December 31, 2003.

Related Party Notes

In March 2002, Muzak LLC borrowed an aggregate amount of $10.0 million from MEM Holdings LLC in the form of junior subordinated unsecured notes (the “sponsor notes”), the proceeds of which were used to repay outstanding revolving loan balances. MEM Holdings is a company that owns 64.2% of the voting interests in the Company. ABRY Broadcast Partners III and ABRY Broadcast Partners II are the beneficial owners of MEM Holdings.

The sponsor notes accrued interest at 15% per annum from March 2002 through May 20, 2003. These notes and accrued interest, which collectively totaled $11.9 million as of May 20, 2003, were repaid in conjunction with the private placement of Senior Notes.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Debt

The Company assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, aggregating $1.8 million as of December 31, 2003, bear interest at 9.9% and mature in November 2016. The Company is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes. This note, $0.4 million as of December 31, 2003, bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

Liquidity

During 2004, we expect that our primary source of funds will be cash flows from operations and our secondary source to be from borrowings under the senior credit facility. As of December 31, 2003, we had outstanding debt of $20.0 million under our $60.0 million senior credit facility. Additional amounts available under our senior credit facility are limited by our financial covenant restrictions. Based upon current and anticipated levels of operations, we believe that our cash flows from operations, combined with availability under the senior credit facility as amended, will be adequate to meet our liquidity needs for the foreseeable future. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control.

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2004	$94
2005	101
2006	110
2007	118
2008	20,131
Thereafter	393,456

Total interest paid by the Company on all indebtedness was $27.5 million, $29.0 million, and $28.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. In addition, during 2003, the Company paid $1.9 million in interest in conjunction with the repayment of the sponsor note. Interest expense also includes finance charges on past due amounts, which are immaterial.

Interest Rate Protection Programs

On January 28, 2000, the Company entered into an interest rate swap agreement in which the Company effectively exchanged $100.0 million of floating rate debt at three month LIBOR for 7.042% fixed rate debt. The interest rate swap agreement terminated on April 19, 2002. The effect of this interest rate protection agreement on the operating results of the Company was to increase interest expense by $1.6 million for the year ended December 31, 2002.

The Company entered into a three year interest rate cap on April 19, 2002, for which it paid a premium of $0.4 million. The interest rate cap protected the Company against LIBOR increases above 7.25% and was designated as a hedge of interest rates. An interest rate protection agreement was required by the Company’s Old Senior Credit Facility and this interest rate cap was terminated on May 20, 2003, in conjunction with the repayment of the Old Senior Credit Facility. The Company received $4 thousand in proceeds for the sale of this

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate cap, and reclassified $368 thousand from other comprehensive loss to earnings. This charge has been recorded in loss on extinguishment of debt, net.

In August 2003, the Company entered into an interest rate swap agreement in which the Company effectively exchanged $220.0 million of fixed rate debt at 10.0% for six month LIBOR plus 7.95%. The swap agreement, entered into to mitigate its interest costs associated with its Senior Notes, covers an eighteen month period ending November 2004. In accordance with Statement of Financial Accounting Standard No. 133”, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), the swap agreement is recorded at its fair value of $0.1 million in the consolidated balance sheet as of December 31, 2003 and included in prepaid expenses and other assets. Because the swap agreement is not designated as a hedge under SFAS 133, changes in fair value of the swap have been recorded as an adjustment to interest expense during the year ended December 31, 2003, resulting in a $0.7 million reduction to interest expense.

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of December 31, 2003 and December 31, 2002 were $418.0 million and $329.9 million, respectively. The fair value of the Senior Notes, Senior Subordinated Notes and the Senior Discount Notes are based upon quoted market price. The fair value of the other long-term debt of the Company approximates the carrying value as it bears interest at variable rates.

The fair value of the interest rate swap was $0.1 million as of December 31, 2003 and the fair value of the interest rate cap was $0.1 million as of December 31, 2002. The fair values of interest rate protection agreements are obtained from dealer quotes, which represents the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates and creditworthiness of the counter-parties.

7.    Mandatorily Redeemable Preferred Units

On October 18, 2000, the Company completed a private placement of 85,000 series A preferred membership units (“preferred units”) and 5,489 Class A common units for a total of $85.0 million.

The $85.0 million in proceeds was allocated as follows: (i) $5.5 million to Class A units, and (ii) $77.1 million to the preferred units, net of commitment fees and transaction costs of $2.4 million. The outstanding preferred units are entitled to receive a preferential return equal to 15% per annum, which accrues and is compounded quarterly, before any distributions are made with respect to any other common units. The discount between the amount allocated to the preferred units of $77.1 million and the $85.0 million in capital value is being amortized over the period from the date of issuance to October 17, 2011. The amortization of the discount and the preferential return on the preferred units is being recorded as an adjustment to members’ interest.

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

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 8, 2002, the Company entered into the second amendment to the Securities Purchase Agreement which amended the consolidated capital expenditure covenant for 2001 and subsequent years and allowed for an increase to consolidated operating cash flow for amounts designated by the Company with respect to license fees up to a certain amount. In connection with this amendment, the Company incurred $0.3 million in fees.

The Securities Purchase Agreement contains certain financial covenants including maintenance of interest, total leverage, adjusted annualized operating cash flow, and maximum consolidated capital expenditures. In addition, the Company is generally prohibited from paying dividends or making other restrictive payments, certain transactions with affiliates, entering into restrictive agreements, and from consolidating with any other person or selling, assigning, transferring, leasing, conveying or otherwise disposing of assets. These conditions were not satisfied as of December 31, 2003 as the Company was in violation of unit coverage ratio and leverage ratio as of December 31, 2003. The Company has been in default of unit coverage ratio since June 2003.

As a result of the default, the preferred units will accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio (the ratio of consolidated operating cash flow to the sum of consolidated interest expense plus the aggregate Series A preferred return, as more specifically defined in the Securities Purchase Agreement) for the foreseeable future. Failure to comply with unit coverage ratio for four consecutive quarters results in an increase in the authorized number of Class B Directors from eight to ten. The Class B Directors so designated will be entitled to serve until such time as the Company complies with the unit coverage ratio. The number of Class A directors will remain unchanged at three directors, each of whom has three votes. The Class A directors are comprised of representatives from ABRY Partners, and therefore ABRY Partners will remain in control of the board of directors. The foregoing default does not result in a change of voting control or a cross default under the Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes.

8.    Lease Commitments

The Company is the lessee under various long-term operating and capital leases for machinery, equipment, buildings, and vehicles. Capital leases are recorded within other liabilities and current maturities of other

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities on the balance sheet. The Company has also entered into various agreements to lease transponders to transmit music programs via direct broadcast satellite. These agreements range from 2 to 17 years. The majority of these leases contain renewal provisions.

At December 31, 2003, future minimum lease payments under operating and capital leases are as follows (in thousands):

Fiscal Year Ending	Capital	Operating
2004	$2,749	$9,071
2005	2,212	8,067
2006	782	7,446
2007	412	7,131
2008	—	6,664
Later Years	—	35,320
Less Imputed Interest	(460)	—
Less Executory Cost	(463)	—

	$5,232	$73,699

Rental expense under operating leases was $10.4 million, $10.5 million, and $9.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

9.    Employee Benefit Plans

The Company has a 401(k) profit sharing plan, which covers substantially all of its employees. The Company matches 60% of employees’ contributions to the plan up to the first 6%. Plan expense was $1.3 million, $1.4 million, and $1.5 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

10.    Income Taxes

The provision (benefit) for income taxes for the Company’s corporate subsidiaries is as follows (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Current tax:
Federal	$68	$—	$—
State	266	409	33

	334	409	33
Deferred tax benefit:
Federal	(769)	(1,138)	(550)
State	(190)	(227)	(78)

	(959)	(1,365)	(628)

	$(625)	(956)	(595)

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate differs from the statutory federal tax rate for the following reasons:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Federal tax benefit of statutory rates	$(11,982)	$(13,239)	$(15,692)
State income taxes	184	(152)	(89)
Goodwill and nondeductible expenses	—	(1,138)	138
Loss incurred by partnership not subject to corporate income tax	11,173	12,435	15,048

	$(625)	$(956)	$(595)

Deferred tax liabilities primarily relate to the book tax difference related to income producing contracts acquired in purchase business combinations. Such deferred tax liabilities are reduced over the term of the related income producing contracts. The components of the net deferred tax asset (liability) at December 31 are as follows (in thousands):

	2003	2002
Property and equipment	$(63)	$(90)
Intangible assets	(2,344)	(2,929)
Other	736	389

Net deferred tax liability (included in other long term liabilities)	$(1,671)	$(2,630)

11.    Related Party Transactions

On May 20, 2003, the Company repaid $10.0 million of junior subordinated unsecured notes (“sponsor notes”) and related interest to MEM Holdings with the proceeds from the issuance of 10% Senior Notes. The Company originally borrowed this $10.0 million in sponsor notes on March 15, 2002.

The Company has a Management and Consulting Services Agreement (“Management Agreement”) with ABRY Partners, which provides that Muzak will pay a management fee as defined in the Management Agreement. During 2003, 2002 and 2001, Muzak incurred fees of $0.4 million, $0.4 million, and $0.3 million, respectively under this agreement. Either Muzak or ABRY Partners, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other. In addition, we accrued $0.9 million of fees payable to ABRY Partners for services rendered in connection with the private placement of the Senior Notes and $0.1 million for services rendered for financing efforts in 2002.

In May 2001, $27.0 million of sponsor notes, originally borrowed during 1999, from MEM Holdings converted into Class A units of the Company

12.    Muzak Holdings Finance Corp.

Muzak Holdings Finance Corp. is a co-issuer of the Senior Discount Notes and had no operating activities during 2003, 2002, and 2001.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Members’ Interest

The Company has issued two classes of equity units: Class A units (“Class A units”) and Class B units (“Class B units”) (collectively, the “units”). Each class of units represents a fractional part of the membership units of the Company.

Voting Units

The Company has authorized and issued Class A and Class A-1 units. The Company has authorized Class A-2 units, however no Class A-2 units are outstanding as of December 31, 2003. The Class A-1 and Class A-2 units represent a Class of membership interests in the Company and have the rights and obligations specified in the Company’s Fourth Amended and Restated Limited Liability Company Agreement. Each Class A, A-1 and A-2 unit is entitled to voting rights equal to the percentage that such units represent of the aggregate number of outstanding Class A, Class A-1, and Class A-2 units. Each Class A, Class A-1 and Class A-2 unit accrues a preferred return annually on the capital value of such unit at a rate of 15% per annum. The Company cannot pay distributions (other than tax distributions or distributions related to the mandatorily redeemable preferred stock) in respect of other classes of securities (including distributions made in connection with a liquidation) until the preferred return and capital value of the Class A, Class A-1, and Class A-2 units are paid to each holder thereof. In the event any residual value exists after other classes of membership interests receive their respective priorities, holders of Class A, Class A-1, and Class A-2 units are entitled to participate pro rata with other holders of common units in such residual value. As of December 31, 2003, the Company had 123,494 Class A units outstanding and 8,928 Class A-1 units outstanding.

Non Voting Units

The Class B units are non-voting equity interests in the Company which are divided into four subclasses, Class B-1 units, Class B-2 units, Class B-3 units, and Class B-4 units. Each holder of Class B units is entitled to participate in Last Priority Distributions, if any, provided that Priority Distributions on all voting interests have been paid in full. The Company is authorized to issue Class B-5 units, however no B-5 units are outstanding as of December 31, 2003. The Class B-1 units, B-2 units, and B-3 units have a vesting period of five years, and the Class B-4 units vest immediately upon issuance. Upon a change in control, as defined, all of these units become fully vested and exercisable. Class B unit activity is as follows:

	Class B-1	Class B-2	Class B-3	Class B-4	Total
Balance, December 31, 2000	3,261	3,269	3,278	3,002	12,810
Issuances	157	160	161	—	478
Repurchases	(918)	(921)	(923)	—	(2,761)

Balance, December 31, 2001	2,500	2,508	2,516	3,002	10,526
Issuances	502	508	515	—	1,525
Repurchases	(209)	(211)	(212)	—	(632)

Balance, December 31, 2002	2,793	2,805	2,819	3,002	11,419
Issuances	1,085	1,086	1,086	—	3,257
Repurchases	(46)	(46)	(47)	—	(139)

Balance, December 31, 2003	3,832	3,845	3,858	3,002	14,537

Pursuant to the terms of certain individual employment agreements, the Company has provided key employees with equity units of the Company. In the event of employee termination, the Company retains the right to repurchase unvested units at the original purchase price. Units vest over five years.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Commitments and Contingencies

Indemnification

Muzak’s Limited Liability Company Agreement dated as of March 18, 1999, as amended, provides for indemnification of directors and officers, including advancement of reasonable attorney’s fees and other expenses, in connection with all claims, liabilities and expenses arising out of the management of Muzak’s affairs. Such indemnification obligations are limited to the extent Muzak’s assets are sufficient to cover such obligations. Muzak carries directors and officers insurance that covers such exposure for indemnification up to certain limits. As of December 31, 2003, we had accrued $50,000 to cover indemnification. As of December 31, 2002, no amounts were accrued to cover indemnification.

Litigation

The Company is involved in various claims and lawsuits arising out of the normal conduct of its business. Although the ultimate outcome of these legal proceedings cannot be predicted with certainty, the management of the Company believes that the resulting liability, if any, will not have a material effect upon the Company’s consolidated financial statements or liquidity.

The industry-wide agreement between business music providers and BMI expired in December 1993. Since this time we have been operating under an interim agreement pursuant to which we have continued to pay royalties at the 1993 rates. Business music providers and BMI have been attempting to negotiate the terms of a new agreement. We are involved in a rate court proceeding, initiated by BMI in Federal Court in New York. At issue are the music license fees payable to BMI. The period from which such “reasonable” license fees are payable covers the period January 1, 1994 to the present, and likely several years thereafter. BMI contends that those fee levels understate reasonable fee levels by as much as 100%. We are vigorously contesting BMI’s assessment. The Company believes the eventual court ruling setting final fees for the period covered will require retroactive adjustment, upward or downward, likely back to January 1, 1994, and possibly will also entail payment of pre-judgment interest. Discovery in the proceeding has commenced and is not yet completed. As of the date hereof, a trial date had not been set.

The industry-wide agreement between business music providers and ASCAP expired in May 1999. The Company began negotiations with ASCAP in June 1999, and has continued to pay ASCAP royalties at the 1999 rates. The agreement between business music providers and ASCAP allowed either party to pursue a rate court proceeding in federal court in New York to seek a court determined reasonable rate if a mutually acceptable rate was not obtained by November 29, 2002. ASCAP notified the Company that it would pursue such rate court proceeding and on January 29, 2003 made an application to the court to commence such a proceeding. Discovery in the proceeding has commenced and is not yet completed. In the interim, the Company and DMX Music, Inc. have requested the rate court’s assistance in exploring and determining alternative licensing and royalty structures in order to establish flexible and competitive alternatives to ASCAP’s traditional “blanket license”.

The Company cannot predict what the terms of the new BMI or ASCAP agreements with business music providers will be or when agreements will be reached, although BMI and ASCAP have indicated that they are seeking royalty rate increases and a retroactive royalty rate increase. As of December 31, 2003, the Company has not accrued any amounts in connection with any such potential retroactive rate increases. In the years ended December 31, 2003 and 2002, the Company incurred $9.2 million and $8.5 million, respectively, in royalties to ASCAP, BMI and to SESAC. These amounts exclude the increase in the estimated reserve for prior period licensing royalties as discussed below. Increases in the fees we must pay under these agreements could adversely affect our operating margin, and, therefore, our results of operations.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2002, the Librarian of Congress published his final decision to adopt the Copyright Arbitration Royalty Panel’s recommendation of a ten percent (10%) ephemeral royalty rate, which covers the period from October 1998 through December 31, 2002. As required by such determination, we accrued the royalties owed and remitted payment on October 20, 2002 for royalties payable. The United States Copyright Office is in the process of extending the foregoing ten percent (10%) ephemeral royalty rate to cover the period January 1, 2003 through December 31, 2004.

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

During 2003, we reallocated certain existing reserves for licensing royalties between the various licensing collectives as a result of a detailed review of the amounts we believe are owed to such collectives. As a result of our review, we further believe that royalties owed in the normal course of business to certain of these collectives will increase during 2004 and beyond.

Other Commitments

As of December 31, 2003, the Company has approximately $23.9 million in outstanding capital expenditure commitments covering a five-year period. The Company, as discussed in Note 8 above, is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

15.    Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for 2003, 2002 and 2001 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Notes and Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Notes and the Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Notes and Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition, LLC, Audio Environments, Inc, Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Notes and Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Notes and Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2003

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$2,284	$—	$—	$—	$2,284
Accounts receivable, net	—	28,568	—	1,011	—	29,579
Inventories	—	15,016	—	—	—	15,016
Prepaid expenses and other assets	—	3,974	—	—	—	3,974

Total current assets	—	49,842	—	1,011	—	50,853
Property and equipment, net	—	107,876	—	715	—	108,591
Intangible assets, net	—	230,032	—	23,902	—	253,934
Deferred subscriber acquisition costs and other assets, net	1,306	60,539	8,485	9	(8,485)	61,854
Advances to/from subsidiaries	—		—	1,259	(1,259)	—
Investment in subsidiaries	75,809	21,770	—	—	(97,579)	—

Total assets	$77,115	$470,059	$8,485	$26,896	$(107,323)	$475,232

LIABILITIES AND MEMBERS’ INTEREST
Current liabilities:
Accounts payable	$—	$6,281	$—	$247	$—	$6,528
Accrued expenses	—	20,240	6,062	1,071	(6,062)	21,311
Current maturity of other liabilities	—	3,711	—	—	—	3,711
Current maturities of long term debt	—		—	94	—	94
Advance billings	—	1,084	—	—	—	1,084

Total current liabilities	—	31,316	6,062	1,412	(6,062)	(32,728)
Long-term debt	55,496	353,962	333,962	1,966	(333,962)	411,424
Other liabilities	—	7,713	—	1,748	—	9,461
Advances to/from subsidiaries	—	1,259	—		(1,259)	—
Mandatorily redeemable preferred units	129,691	—	—	—	—	129,691
Members’ interest/Shareholder equity	(108,072)	75,809	(331,539)	21,770	233,960	(108,072)

Total liabilities and members’ interest	$77,115	$470,059	$8,485	$26,896	$(107,323)	$475,232

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues:
Music and other business services	$—	$169,034	$—	$6,015	$—	$175,049
Equipment and related services	—	60,187	—	—	—	60,187

	—	229,221	—	6,015	—	235,236

Cost of Revenues:
Music and other business services excluding depreciation and amortization expense	—	30,228	—	2,057	—	32,285
Equipment and related services	—	50,109	—	—	—	50,109

	—	80,337	—	2,057	—	82,394

	—	148,884	—	3,958	—	152,842

Selling, general and administrative expenses	—	79,305	—	1,312	—	80,617
Depreciation and amortization expense	—	61,305	—	2,416	—	63,721
Management fee	—	(1,203)	—	1,203	—	—

Income (loss) from operations	—	9,477	—	(973)	—	8,504
Other income (expense):
Interest expense	(7,581)	(32,469)	(24,893)	(203)	24,893	(40,253)
Other, net	—	213	—	(12)	—	201
Gain (loss) on extinguishment of debt	1,384	(5,078)				(3,694)
Equity in earnings of subsidiaries**	(28,420)	(563)	—	—	28,983	—

Loss before income taxes	(34,617)	(28,420)	(24,893)	(1,188)	53,876	(35,242)
Income tax benefit	—	—	—	(625)	—	(625)

Net loss	$(34,617)	$(28,420)	$(24,893)	$(563)	$53,876	$(34,617)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2003

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$—	$26,049	$—	$1,816	—	$27,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	67	—	—	—	67
Capital expenditures for property and equipment and intangibles	—	(41,556)	—	—	—	(41,556)

Net cash used in investing activities	—	(41,489)	—	—	—	(41,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	(2,929)	—	—	—	(2,929)
Borrowings under revolver	—	24,700	—	—	—	24,700
Repayment under revolver	—	(31,000)	—	—	—	(31,000)
Repayments of senior credit facility	—	(159,514)	—	—	—	(159,514)
Proceeds from issuance of senior notes		218,869				218,869
Repurchase of senior discount notes	(14,440)	—				(14,440)
Repayment of note payable to related party	—	(10,000)	—	—	—	(10,000)
Proceeds from sale of interest rate protection agreement	—	4	—	—	—	4
Repayments of other debt	—	(2,391)	—	(86)	—	(2,477)
Payment of fees associated with financing	—	(9,086)	—	—	—	(9,086)
Advances to/from subsidiaries	14,440	(12,710)	—	(1,730)	—	—

Net cash provided by/(used in) financing activities	—	15,943	—	(1,816)	—	14,127

INCREASE IN CASH	—	503	—	—	—	503
CASH, BEGINNING OF PERIOD	—	1,781	—	—	—	1,781

CASH, END OF PERIOD	$—	$2,284	$—	$—	$—	$2,284

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2002

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$1,781	$—	$—	$—	$1,781
Accounts receivable, net	—	25,298	—	1,233	—	26,531
Inventories	—	11,401	—	—	—	11,401
Prepaid expenses and other assets	—	1,719	—	—	—	1,719

Total current assets	—	40,199	—	1,233	—	41,432
Property and equipment, net	—	109,699	—	1,190	—	110,889
Intangible assets, net	—	244,913	—	25,843	—	270,756
Deferred subscriber acquisition costs and other assets, net	2,050	51,114	2,177	5	(2,177)	53,169
Advances to/from subsidiaries	—	62	—	—	(62)	—
Investment in subsidiaries	118,379	22,333	—	—	(140,712)	—

Total assets	$120,429	$468,320	$2,177	$28,271	$(142,951)	$476,246

Current liabilities:
Accounts payable	$—	$10,002	$—	$47	$—	$10,049
Accrued expenses	—	17,267	3,312	1,037	(3,312)	18,304
Current maturity of other liabilities	—	2,924	—	—	—	2,924
Current maturities of long term debt	—	7,769	—	86	—	7,855
Advance billings	—	1,040	—	—	—	1,040

Total current liabilities	—	39,002	3,312	1,170	(3,312)	40,172
Long-term debt	64,484	293,371	115,000	2,059	(115,000)	359,914
Related party notes	—	10,000	—	—	—	10,000
Other liabilities	—	7,568	—	2,647	—	10,215
Advances to/from subsidiaries	—	—	—	62	(62)	—
Mandatorily redeemable preferred units	109,114	—	—	—	—	109,114
Members’ interest/Shareholder equity	(53,169)	118,379	(116,135)	22,333	(24,577)	(53,169)

Total liabilities and members’ interest	$120,429	$468,320	$2,177	$28,271	$(142,951)	$476,246

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp. (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues:
Music and other business services	$—	$155,910	$—	$7,089	$—	$162,999
Equipment and related services	—	54,757	—	—	—	54,757

	—	210,667	—	7,089	—	217,756

Cost of Revenues:
Music and other business services excluding depreciation and amortization expense	—	32,090	—	2,377	—	34,467
Equipment and related services	—	43,754	—	—	—	43,754

	—	75,844	—	2,377	—	78,221

	—	134,823	—	4,712	—	139,535

Selling, general and administrative expenses	—	70,259	—	1,764	—	72,023
Management fee	—	(1,418)	—	1,418	—	—
Depreciation and amortization expense	—	65,829	—	4,280	—	70,109

Income (loss) from operations	—	153	—	(2,750)	—	(2,597)
Other income (expense):
Interest expense	(7,953)	(28,370)	(11,774)	(210)	11,774	(36,533)
Other, net	—	208	—	(16)	—	192
Equity in earnings of subsidiaries**	(30,029)	(2,020)	—	—	32,049	—

Loss before income taxes	(37,982)	(30,029)	(11,774)	(2,976)	43,823	(38,938)
Income tax benefit	—	—	—	(956)	—	(956)

Net loss	$(37,982)	$(30,029)	$(11,774)	$(2,020)	$43,823	$(37,982)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2002

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Muzak Holdings LLC Consolidated (Parent)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$—	$30,757	—	$832	—	$31,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	41	—	—	—	41
Capital expenditures for property and equipment and intangibles	—	(38,830)	—	—	—	(38,830)

Net cash used in investing activities	—	(38,789)	—	—	—	(38,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	2,987	—	—	—	2,987
Borrowings under revolver	—	15,000	—	—	—	15,000
Repayment under revolver	—	(10,000)	—	—	—	(10,000)
Repayments of senior credit facility	—	(6,693)	—	—	—	(6,693)
Proceeds from issuance of note payable to related party	—	10,000	—	—	—	10,000
Repayment of interest rate protection agreement	—	(372)	—	—	—	(372)
Repayments of other debt	—	(2,520)	—	(80)	—	(2,600)
Payment of fees associated with financing	—	(1,924)	—	—	—	(1,924)
Advances to/from subsidiaries	—	752	—	(752)	—	—

Net cash provided by/(used in) financing activities	—	7,230	—	(832)	—	6,398

DECREASE IN CASH	—	(802)	—	—	—	(802)
CASH, BEGINNING OF PERIOD	—	2,583	—	—	—	2,583

CASH, END OF PERIOD	$—	$1,781	$—	$—	$—	$1,781

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues:
Music and other business services	$—	$141,767	$—	$8,705	$—	$150,472
Equipment and related service	—	52,889	—	—	—	52,889

	—	194,656	—	8,705	—	203,361

Cost of Revenues:
Music and other business services excluding depreciation and amortization expense	—	29,264	—	1,908	—	31,172
Equipment and related service	—	40,335	—	—	—	40,335

	—	69,599	—	1,908	—	71,507

	—	125,057	—	6,797	—	131,854

Selling, general and administrative expenses	—	67,220	—	887	—	68,107
Management fee	—	(6,754)	—	6,754	—	—
Depreciation and amortization expense	—	70,990	—	4,678	—	75,668

Loss from operations	—	(6,399)	—	(5,522)	—	(11,921)
Other income (expense):
Interest expense	(7,052)	(32,123)	(11,774)	(215)	11,774	(39,390)
Other, net	—	(449)	—	(32)	—	(481)
Equity in earnings of subsidiaries**	(44,145)	(5,174)	—	—	49,319	—

Loss before income taxes	(51,197)	(44,145)	(11,774)	(5,769)	61,093	(51,792)
Income tax benefit	—	—	—	(595)	—	(595)

Net loss	$(51,197)	$(44,145)	$(11,774)	$(5,174)	$61,093	$(51,197)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2001

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash provided by operating activities	$—	$37,475	$—	$560	$—	$38,035

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(979)	—	—	—	(979)
Proceeds from sale of fixed assets	—	313	—	—	—	313
Capital expenditures for property and equipment and intangibles	—	(42,242)	—	—	—	(42,242)

Net cash used in investing activities	—	(42,908)	—	—	—	(42,908)

Cash Flows from Financing Activities:
Change in book overdrafts	—	(5,322)	—	—	—	(5,322)
Borrowings of revolver	—	19,800	—	—	—	19,800
Repayment of revolver	—	(2,500)	—	—	—	(2,500)
Repayments of senior credit facility	—	(5,193)	—	—	—	(5,193)
Repayments of other debt	—	(2,267)	—	(74)	—	(2,341)
Advances to/from subsidiaries	—	490	—	(490)	—	—

Net cash provided by/(used in) financing activities	—	5,008	—	(564)	—	4,444

Decrease in cash	—	(425)	—	(4)	—	(429)
Cash, beginning of period	—	3,008	—	4	—	3,012

Cash, end of period	$—	$2,583	$—	$—	$—	$2,583

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulations S-X.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Quarterly Financial Data (Unaudited): (In Thousands)

The quarterly data below is based on the Company’s fiscal periods.

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$56,690	$57,583	$59,349	$61,614
Cost of revenues, excluding depreciation and amortization	19,073	19,902	20,273	23,146
Income from operations (a)	132	2,808	3,700	1,864
Net loss (b)	(8,246)	(10,830)	(6,559)	(8,982)

	Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$50,963	$54,069	$56,166	$56,558
Cost of revenues, excluding depreciation and amortization (c)	17,318	21,931	19,653	19,319
Income (loss) from operations (d)	(2,276)	(3,121)	1,015	1,785
Net loss	(11,546)	(11,784)	(7,466)	(7,186)

(a)	The fourth quarter of 2003 includes the financial impact of the lost revenues and additional costs related to the satellite disruption of approximately $0.9 million.
(b)	The second quarter of 2003 includes $3.7 million loss on extinguishment of debt related to the write-off of financing fees associated with the Company’s refinanced Senior Credit Facility offset by a gain on the repurchase of a portion of Senior Discount Notes.
(c)	The second quarter of 2002 includes a $3.1 million charge to increase reserves for estimated prior period licensing royalties and related expenses.
(d)	The first quarter of 2002 includes a $0.5 million charge in connection with exploring various financing alternatives.

17.    Subsequent Event

On March 18, 2004, a jury in the Rockingham County Superior Court, found against Muzak and another defendant in Bono vs. Muzak et-al. The jury awarded the plaintiff approximately $1.1 million in damages. This matter involved claims of sexual harassment and breach of contract. The court has not entered final judgment on this verdict and post-verdict motions have been filed. In connection with the first such motion filed, the court has recognized that a statutory cap applies to the jury’s verdict. The verdict was modified accordingly and the original award has been reduced to $0.4 million. In light of this modified verdict, the Company has recorded $0.5 million, which includes an estimate of the plaintiff’s legal fees, in the fourth quarter of 2003 to provide for this matter. This charge is included in selling, general, and administrative expenses.

MUZAK HOLDINGS LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002, and 2001

	Balance at Beginning of Period	Additions/ Charges to Costs and Expenses	Deductions (a)	Balance at end of Period
For the year ended December 31, 2003
Allowance for doubtful accounts receivable	$1,708	$2,290	$(2,418)	$1,580
For the year ended December 31, 2002
Allowance for doubtful accounts receivable	1,943	2,905	(3,140)	1,708
For the year ended December 31, 2001
Allowance for doubtful accounts receivable	4,066	2,381	(4,504)	1,943

(a)	Current year writeoffs include bad debts associated with both prior year and current year sales.

S-1