Form 10-Q
period 2004-03-31
MUZAK HOLDINGS LLC
filed 2004-05-17
CIK 1085320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number:	333-78573
333-78573-01
333-78571
333-78571-01

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

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934)    Yes  ☐    No  ☒

Muzak Holdings Finance Corp. and Muzak Finance Corp. meet the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MUZAK HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash	$2,936	$2,284
Accounts receivable, net of allowances of $2,075 and $1,580	30,149	29,579
Inventory	14,738	15,016
Prepaid expenses and other assets	3,351	3,974

Total current assets	51,174	50,853
Property and equipment, net	106,963	108,591
Goodwill	140,805	140,805
Intangible assets, net	109,187	113,129
Deferred subscriber acquisition costs	45,941	46,208
Deferred charges and other assets, net	15,356	15,646

Total assets	$469,426	$475,232

LIABILITIES AND MEMBERS’ INTEREST (DEFICIENCY)
Current liabilities:
Accounts payable	$5,817	$6,528
Accrued expenses	22,321	21,311
Current portion of other liabilities	3,730	3,711
Current maturities of long term debt	95	94
Advance billings	2,543	1,084

Total current liabilities	34,506	32,728
Long-term debt	412,892	411,424
Other liabilities	9,210	9,461
Mandatorily redeemable preferred units	135,680	129,691
Commitments and contingencies
Members’ Interest (deficiency):
Class A units	90,699	96,688
Class B units	—	—
Accumulated deficit	(213,561)	(204,760)

Total members’ interest (deficiency)	(122,862)	(108,072)

Total liabilities and members’ interest (deficiency)	$469,426	$475,232

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003
Revenues:
Music and other business services	$45,268	$42,642
Equipment and related services	14,805	14,048

	60,073	56,690
Cost of revenues:
Music and other business services (excluding $11,351 and $12,015 of depreciation and amortization expense).	8,449	7,784
Equipment and related services	12,605	11,289

	21,054	19,073

	39,019	37,617
Selling, general and administrative expenses	21,100	19,951
Depreciation and amortization expense	16,140	17,534

Income from operations	1,779	132
Other income (expense):
Interest expense	(10,606)	(8,612)
Other, net	3	36

Loss before income taxes	(8,824)	(8,444)
Income tax benefit	(23)	(198)

Net loss	$(8,801)	$(8,246)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,801)	$(8,246)
Adjustments to derive cash flow from continuing operating activities:
Gain on disposal of fixed assets	(27)	(6)
Deferred income tax benefit	(64)	(252)
Depreciation and amortization	16,140	17,534
Amortization of senior discount and senior notes	1,493	1,952
Amortization of deferred financing fees	635	616
Amortization of deferred subscriber acquisition costs	4,546	3,617
Deferred subscriber acquisition costs	(4,478)	(4,517)
Change in unearned installment income	(42)	8
Change in certain assets and liabilities
Decrease (increase) in accounts receivable	1,041	(116)
Increase in inventory	(644)	(873)
Decrease in accounts payable	(1,499)	(325)
Increase (decrease) in accrued expenses	1,768	(948)
Increase in advance billings	1,459	953
Other, net	237	(233)

Net cash provided by operating activities	11,764	9,164

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property and equipment	(9,879)	(9,420)
Capital expenditures for intangibles	(452)	(297)
Proceeds from sale of fixed assets	28	7

Net cash used in investing activities	(10,303)	(9,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in book overdrafts	(74)	(367)
Repayments of capital lease obligations and other debt	(675)	(606)
Payment of financing fees	(60)	—

Net cash used in financing activities	(809)	(973)

NET INCREASE (DECREASE) IN CASH	652	(1,519)
CASH, BEGINNING OF PERIOD	2,284	1,781

CASH, END OF PERIOD	$2,936	$262

Significant non-cash activities:
Capital lease obligations	$511	$51

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN

MEMBERS’ INTEREST (DEFICIENCY)

(Unaudited)

(In thousands, except for units)

	Class A		Class B		Accumulated Deficit	Total Members’ Interest
	Units	Dollars	Units	Dollars
Balance, December 31, 2003	132,422	$96,688	14,537	$—	$(204,760)	$(108,072)
Net loss					(8,801)	(8,801)
Forfeiture of Class B units			(281)	—		—
Preferred return on preferred units		(5,989)				(5,989)

Balance, March 31, 2004	132,422	$90,699	14,256	$—	$(213,561)	$(122,862)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Muzak Holdings LLC (and its subsidiaries (the “Company”)), previously known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of the state of Delaware. The Company, through its subsidiaries, provides business music programming to clients through its integrated nationwide network of owned operations and franchises. All of the operating activities are conducted through the Company’s subsidiaries.

As of March 31, 2004, ABRY Partners, LLC and its respective affiliates, collectively own 64.2% of the beneficial interests in the Company’s voting interests.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Muzak Holdings LLC Annual Report on Form 10-K for the fiscal year ended December 31, 2003 which can be found on the Company’s website, www.muzak.com.

The financial statements as of March 31, 2004 and March 31, 2003 and for the quarters then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the financial information included herein in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life (years)	March 31, 2004 (Unaudited)	December 31, 2003
Equipment provided to subscribers	5	$166,004	$161,275
Capitalized installation labor	5	80,706	76,900
Equipment	5-7	30,774	29,875
Other	3-30	20,744	20,478

		298,228	288,528
Less accumulated depreciation		(191,265)	(179,937)

		$106,963	$108,591

Included in equipment and other at March 31, 2004 and December 31, 2003 is $15.5 million and $15.0 million, respectively of equipment under capital leases, gross of accumulated depreciation of $10.9 million and $10.3 million, respectively. Depreciation of property and equipment was $11.7 million and $12.5 million for the quarters ended March 31, 2004 and 2003, respectively.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

4. Intangible Assets

Unamortized intangible assets consist of the following (in thousands):

	March 31, 2004 Carrying Amount	December 31, 2003 Carrying Amount
	(unaudited)
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

		March 31, 2004		December 31, 2003
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(unaudited)
Income producing contracts	12	$153,900	$(62,648)	$153,900	$(59,442)
License agreements	20	5,082	(1,271)	5,082	(1,207)
Deferred production costs	10	7,788	(2,094)	7,354	(1,901)
Trademarks	5	336	(168)	15,184	(14,274)
Non-compete agreements	3-5	541	(481)	541	(445)
Other	20	10,831	(2,629)	10,831	(2,494)

		$178,478	$(69,291)	$192,892	$(79,763)

The decrease in trademarks is due to several trademarks becoming fully amortized during the first quarter of 2004. Aggregate amortization expense was $4.4 million and $5.0 million for the quarters ended March 31, 2004 and 2003, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

Fiscal year ending
2004 (remaining nine months)	$10,913
2005	14,472
2006	14,421
2007	14,395
2008	14,387

5. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	March 31, 2004	December 31, 2003
	(Unaudited)
Accrued interest	$9,183	$6,292
Accrued compensation and benefits	3,151	2,347
Rebates payable to affiliates	2,368	2,747
Licensing royalties	3,935	3,818
Other	3,684	6,107

	$22,321	$21,311

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

6. Debt

Debt obligations consist of the following (in thousands):

	March 31, 2004	December 31, 2003
	(Unaudited)
Long term debt:
Revolving Loan-Senior Credit Facility	$20,000	$20,000
Senior notes	219,001	218,962
Senior subordinated notes	115,000	115,000
Senior discount notes	56,950	55,496
Other	2,036	2,060

Total debt obligations	412,987	411,518
Less current maturities	(95)	(94)

	$412,892	$411,424

Revolving Loan- Senior Credit Facility

On March 9, 2004, the Company received a waiver of and amended certain of its financial covenants under the Senior Credit Facility to reflect the financial impact of the Telstar 4 satellite disruption as well as the disposition of assets associated with closed circuit television (“CCTV”) (See Note 11). Financial covenants amended include the fixed coverage ratios and leverage ratios for 2004 and future periods. In conjunction with the amendment, the Company incurred $0.1 million in fees. These fees are included within “Deferred Charges and Other Assets, Net” on the balance sheet.

As of March 31, 2004, the Company had $20.0 million outstanding under its revolver and $1.2 million letters of credit outstanding.

The Senior Credit Facility, as amended, contains restrictive covenants including the maintenance of interest, total leverage, and fixed charge ratios and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. The Company believes it will be in compliance with such covenants for the next twelve months. However, there can be no assurances that the Company will perform as expected as our future performance is subject to various industry based factors.

Indebtedness under the revolver bears interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 2.00% to 2.75% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two, three, six, nine, or twelve months, as selected by the Company, plus a margin ranging from 3.25% to 4.00%. The margins are subject to adjustment based on changes in the Company’s ratio of consolidated total debt to EBITDA (i.e., earnings before interest, taxes, depreciation and amortization and certain other charges as defined in the agreement) and were 2.75% and 4.00% in the case of Base Rate and LIBOR, respectively as of March 31, 2004. As of March 31, 2004, the average interest rate on the revolver was 5.13%.

Senior Notes

On May 20, 2003, Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., co-issued $220.0 million in principal amount of 10% Senior Notes which mature on February 15, 2009. Interest is payable semi-annually, in arrears, on May 15 and November 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance Corp. and are subordinate to existing and future secured debt and are senior to Muzak LLC’s existing Senior Subordinated Notes. The Senior Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 10). The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After February 15, 2006, the issuers may redeem all or part of the Senior Notes at a redemption price equal to 105.0% of the principal which redemption price declines to 100% of the principal amount in 2008.

Senior Subordinated Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) which mature on March 15, 2009. Interest is payable semi-annually,

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Muzak LLC and Muzak Finance Corp and are subordinated in right of payment to all existing and future Senior Indebtedness of Muzak LLC and Muzak Finance Corp. The indenture governing the Senior Subordinated Notes prohibits Muzak LLC from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by Muzak LLC. As of March 15, 2004, the issuers may redeem all or part of the Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

Senior Discount Notes

The Company together with its wholly owned subsidiary Muzak Holdings Finance Corp. has $56.9 million in principal amount at maturity, or $39.9 million in accreted value on the issue date, of 13% Senior Discount Notes (the “Senior Discount Notes”) due March 2010. The Senior Discount Notes were fully accreted as of March 15, 2004. From and after March 15, 2004, interest began accruing at a rate of 13% per annum. Interest will be payable semi-annually in arrears on each March 15 and September 15, commencing September 15, 2004, to holders of record of the Senior Discount Notes at the close of business on the immediately preceding March 1 and September 1. Muzak Holdings LLC does not have any operations or assets other than its ownership of Muzak LLC. Accordingly, Muzak Holdings LLC is dependent upon distributions from Muzak LLC in order to pay interest beginning in 2004 as discussed above. Muzak LLC’s senior credit facility, senior notes, and senior subordinated notes indentures impose restrictions on its ability to make distributions to Muzak Holdings LLC. The senior credit facility, the senior notes, and subordinated notes indentures permit Muzak LLC to make payments and distributions to Muzak Holdings LLC on and after September 15, 2004 in an amount sufficient to permit Muzak Holdings LLC to make cash interest payments when due, however the senior credit facility requires that certain financial covenant levels be met in order to make such distributions.

Other Debt

Muzak LLC assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, aggregating $1.8 million, bear interest at 9.9% and mature in November 2016. Muzak LLC is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes. This note bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

Liquidity

During 2004, we expect that our primary source of funds will be cash flows from operations and our secondary source to be from borrowings under the senior credit facility. As of March 31, 2004, we had outstanding debt of $20.0 million under our $60.0 million senior credit facility. However, additional amounts available under our senior credit facility are limited based on the flexibility between our leverage ratio as compared to the leverage financial covenant for the most recent quarter. Based on first quarter results, availability under the revolver is approximately $14.0 million. Based upon current and anticipated levels of operations, we believe that our cash flows from operations, combined with availability under the senior credit facility, will be adequate to meet our liquidity needs for at least the next twelve months. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control.

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2004 (remaining nine months)	$71
2005	101
2006	110
2007	118
2008	20,131
Thereafter	393,455

The Annual maturities schedule includes the principal amount of the Senior Notes which mature in 2009.

Total interest paid by the Company on all indebtedness was $6.3 million and $8.5 million for the quarters ended March 31, 2004 and 2003, respectively.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Interest Rate Protection Programs

In August 2003, the Company entered into an interest rate swap agreement in which the Company effectively exchanged $220.0 million of fixed rate debt at 10.0% for six month LIBOR plus 7.95%. The swap agreement, entered into to mitigate our interest costs associated with the Senior Notes, covers an eighteen month period ending November 2004. In accordance with Statement of Financial Accounting Standard No. 133”, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), the swap agreement is recorded at its fair value of $0.8 million in the consolidated balance sheet as of March 31, 2004 and included in prepaid expenses and other assets. Because the swap agreement is not designated as a hedge under SFAS 133, changes in fair value of the swap have been recorded as an adjustment to interest expense during the quarter ended March 31, 2004, resulting in a $0.7 million reduction to interest expense.

7. Mandatorily Redeemable Preferred Units

The Company was in violation of unit coverage ratio and leverage ratio under the Securities Purchase Agreement as of March 31, 2004. The Company has been in default of the unit coverage ratio since June 2003. As a result of the default, the preferred units will accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio (the ratio of consolidated operating cash flow to the sum of consolidated interest expense plus the aggregate Series A preferred return, as more specifically defined in the Securities Purchase Agreement) for the foreseeable future. Failure to comply with unit coverage ratio for four consecutive quarters results in an increase of two authorized Class B Directors. The Class B Directors so designated will be entitled to serve until such time as the Company complies with the unit coverage ratio. The number of Class A directors will remain unchanged at three directors, each of whom has three votes. The Class A directors are comprised of representatives from ABRY Partners, and therefore ABRY Partners will remain in control of the board of directors. The foregoing default does not result in a change of voting control or a cross default under the Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes.

8. Muzak Holdings Finance Corp. and Muzak Finance Corp.

Muzak Holdings Finance Corp. and Muzak Finance Corp. had no operating activities during the quarters ended March 31, 2004 and 2003.

9. Commitments and Contingencies

Indemnification

Muzak’s Limited Liability Company Agreement dated as of March 18, 1999, as amended, provides for indemnification of directors and officers, including advancement of reasonable attorney’s fees and other expenses, in connection with all claims, liabilities and expenses arising out of the management of Muzak’s affairs. Such indemnification obligations are limited to the extent Muzak’s assets are sufficient to cover such obligations. Muzak carries directors and officers insurance that covers such exposure for indemnification up to certain limits. As of March 31, 2004, we had accrued $50,000 to cover indemnification.

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

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

The Company cannot predict what the terms of the new BMI or ASCAP agreements with business music providers will be or when agreements will be reached, although BMI and ASCAP have indicated that they are seeking royalty rate increases and a retroactive royalty rate increase. As of March 31, 2004, the Company has not accrued any amounts in connection with any such potential retroactive rate increases. In the quarters ended March 31, 2004 and 2003, the Company incurred $2.6 million and $2.2 million, respectively, in royalties to ASCAP, BMI and to SESAC. Increases in the fees we must pay under these agreements could adversely affect our operating margin, and, therefore, our results of operations.

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

Other Commitments

As of March 31, 2004, the Company has approximately $21.2 million in outstanding capital expenditure commitments covering a four-year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

10. Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the quarters ended March 31, 2004 and 2003 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Notes and Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Notes and Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Notes and Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Notes and Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF MARCH 31, 2004

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$2,936	$—	$—	$—	$2,936
Accounts receivable, net	—	29,310	—	839	—	30,149
Inventories	—	14,738	—	—	—	14,738
Prepaid expenses and other assets	—	3,351	—	—	—	3,351

Total current assets	—	50,335	—	839	—	51,174
Property and equipment, net	—	106,367	—	596	—	106,963
Intangible assets, net	—	226,466	—	23,526	—	249,992
Deferred subscriber acquisition costs and other assets, net	1,244	60,045	8,068	8	(8,068)	61,297
Advances to/from subsidiaries	—	—	—	1,940	(1,940)	—
Investment in subsidiaries	68,833	21,929	—	—	(90,762)	—

Total assets	$70,077	$465,142	$8,068	$26,909	$(100,770)	$469,426

LIABILITIES AND MEMBERS’ INTEREST (DEFICIENCY)
Current liabilities:
Accounts payable	$—	$5,625	$—	$192	$—	$5,817
Accrued expenses	309	20,935	8,723	1,077	(8,723)	22,321
Current portion of other liabilities	—	3,730	—	—	—	3,730
Current maturities of long term debt	—	—	—	95	—	95
Advanced billings	—	2,543	—	—	—	2,543

Total current liabilities	309	32,833	8,723	1,364	(8,723)	34,506
Long-term debt	56,950	354,001	334,001	1,941	(334,001)	412,892
Other liabilities	—	7,535	—	1,675	—	9,210
Advances to/from subsidiaries	—	1,940	—	—	(1,940)	—
Mandatorily redeemable preferred units	135,680	—	—	—	—	135,680
Members’ interest (deficiency)	(122,862)	68,833	(334,656)	21,929	243,894	(122,862)

Total liabilities and members’ interest (deficiency)	$70,077	$465,142	$8,068	$26,909	$(100,770)	$469,426

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues
Music and other business services	$—	$43,880	$—	$1,388	$—	$45,268
Equipment and related services	—	14,805	—	—	—	14,805

	—	58,685	—	1,388	—	60,073
Cost of Revenues
Music and other business services	—	7,970	—	479	—	8,449
Equipment and related services	—	12,605	—	—	—	12,605

	—	20,575	—	479	—	21,054

	—	38,110	—	909	—	39,019

Selling, general & administrative	—	20,835	—	265	—	21,100
Management Fee	—	(278)	—	278	—	—
Depreciation & amortization expense	—	15,644	—	496	—	16,140

Income (Loss) from Operations	—	1,909	—	(130)	—	1,779
Other income (expense)
Interest expense	(1,825)	(8,731)	(8,339)	(50)	8,339	(10,606)
Other, net	—	5	—	(2)	—	3
Equity in earnings of subsidiaries**	(6,976)	(159)	—	—	7,135	—

Loss before income taxes	(8,801)	(6,976)	(8,339)	(182)	15,474	(8,824)
Income tax benefit	—	—	—	(23)	—	(23)

Net loss	$(8,801)	$(6,976)	$(8,339)	$(159)	$15,474	$(8,801)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$309	$11,067	$—	$388	$—	$11,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	28	—	—	—	28
Capital expenditures (for property, plant & equipment and intangibles)	—	(10,331)	—	—	—	(10,331)

Net cash used in investing activities	—	(10,303)	—	—	—	(10,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	(74)	—	—	—	(74)
Repayment of capital lease obligations and other debt	—	(652)	—	(23)	—	(675)
Payment of financing fees	—	(60)	—	—	—	(60)
Advances to/from subsidiaries	(309)	674	—	(365)	—	—

Net cash used in financing activities	(309)	(112)	—	(388)	—	(809)

NET INCREASE IN CASH	—	652	—	—	—	652
CASH, BEGINNING OF PERIOD	—	2,284	—	—	—	2,284

CASH, END OF PERIOD	$—	$2,936	$—	$—	$—	$2,936

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2003

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$2,284	$—	$—	$—	$2,284
Accounts receivable, net	—	28,568	—	1,011	—	29,579
Inventories	—	15,016	—	—	—	15,016
Prepaid expenses and other assets	—	3,974	—	—	—	3,974

Total current assets	—	49,842	—	1,011	—	50,853
Property and equipment, net	—	107,876	—	715	—	108,591
Intangible assets, net	—	230,032	—	23,902	—	253,934
Deferred subscriber acquisition costs and other assets, net	1,306	60,539	8,485	9	(8,485)	61,854
Advances to/from subsidiaries	—		—	1,259	(1,259)	—
Investment in subsidiaries	75,809	21,770	—	—	(97,579)	—

Total assets	$77,115	$470,059	$8,485	$26,896	$(107,323)	$475,232

LIABILITIES AND MEMBERS’ INTEREST (DEFICIENCY)
Current liabilities:
Accounts payable	$—	$6,281	$—	$247	$—	$6,528
Accrued expenses	—	20,240	6,062	1,071	(6,062)	21,311
Current maturity of other liabilities	—	3,711	—	—	—	3,711
Current maturities of long term debt	—		—	94	—	94
Advance billings	—	1,084	—	—	—	1,084

Total current liabilities	—	31,316	6,062	1,412	(6,062)	32,728
Long-term debt	55,496	353,962	333,962	1,966	(333,962)	411,424
Other liabilities	—	7,713	—	1,748	—	9,461
Advances to/from subsidiaries	—	1,259	—		(1,259)	—
Mandatorily redeemable preferred units	129,691	—	—	—	—	129,691
Members’ interest (deficiency)	(108,072)	75,809	(331,539)	21,770	233,960	(108,072)

Total liabilities and members’ interest (deficiency)	$77,115	$470,059	$8,485	$26,896	$(107,323)	$475,232

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues
Music and other business services	$—	$41,012	$—	$1,630	$—	$42,642
Equipment and related services	—	14,048	—	—	—	14,048

	—	55,060	—	1,630	—	56,690
Cost of Revenues
Music and other business services	—	7,220	—	564	—	7,784
Equipment and related services	—	11,289	—	—	—	11,289

	—	18,509	—	564	—	19,073

	—	36,551	—	1,066	—	37,617

Selling, general & administrative	—	19,549	—	402	—	19,951
Management Fee	—	(326)	—	326	—	—
Depreciation & amortization expense	—	16,627	—	907	—	17,534

Income (Loss) from Operations	—	701	—	(569)	—	132
Other income (expense)
Interest expense	(2,036)	(6,522)	(2,839)	(54)	2,839	(8,612)
Other, net	—	36	—	—	—	36

Equity in earnings of subsidiaries**	(6,210)	(425)	—	—	6,635	—

Loss before income taxes	(8,246)	(6,210)	(2,839)	(623)	9,474	(8,444)
Income tax benefit	—	—	—	(198)	—	(198)

Net loss	$(8,246)	$(6,210)	$(2,839)	$(425)	$9,474	$(8,246)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of regulation S-X
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE QUARTER ENDED MARCH 31, 2003

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$—	$8,366	$—	$798	$—	$9,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	7	—	—	—	7
Capital expenditures (for property, plant & equipment and intangibles)	—	(9,717)	—	—	—	(9,717)

Net cash used in investing activities	—	(9,710)	—	—	—	(9,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	(367)	—	—	—	(367)
Repayment of other debt	—	(585)	—	(21)	—	(606)
Advances to/from subsidiaries	—	777	—	(777)	—	—

Net cash used in financing activities	—	(175)	—	(798)	—	(973)

NET DECREASE IN CASH	—	(1,519)	—	—	—	(1,519)
CASH, BEGINNING OF PERIOD	—	1,781	—	—	—	1,781

CASH, END OF PERIOD	$—	$262	$—	$—	$—	$262

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X

MUZAK HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

11. Sale of Assets

During 2003, the Company sold, installed, and maintained a closed circuit television systems product line. The Company made the decision to focus on this product line in late 2002 and made an investment in sales, administrative, and operational resources to support its growth. In light of the anticipated demands and complexities of this product line, the Company made a strategic decision to reallocate capital resources and management efforts to core products and services and exit the CCTV product line in late 2003. On February 25, 2004, the Company obtained a Consent and Waiver for the disposition of the CCTV product line from the existing lenders of the Senior Credit Facility and on March 1, 2004, sold the related inventory and recurring customer contracts to a third party for $2.0 million in notes receivable. The notes receivable are due over a two year period as follows: 2004- $1.1 million, 2005- $0.3 million, and 2006- $0.6 million While the purchaser is in default of its first scheduled payment of $0.7 million, the Company has not recorded an impairment on the receivable as the value of the collateral on the note approximates the note receivable balances. Additionally, the Company is currently negotiating to obtain a guarantee of the first scheduled payment of $0.7 million from a potential investor in the purchaser. In conjunction with the sale, the Company disposed of inventory totaling $0.9 million, accounts receivable of $0.2 million, and other assets and liabilities relating to the CCTV product line of $0.9 million, net. There was no financial impact in the Consolidated Statement of Operations from the sale of assets.

12. Recent Accounting Pronouncements

In January 2003 the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation was effective no later than the end of the first interim or reporting period ending after March 15, 2004. We have assessed all of the criteria established in FIN 46-R to determine if our franchisee relationships qualify as a variable interest entities, and thus would need to be consolidated. We have concluded that our franchisee relationships do not qualify as variable interest entities, and therefore, the adoption of the provisions of this interpretation did not have a material effect on the Company’s Consolidated Financial Statements.

13. Subsequent Events

On May 10, 2004, the Company amended its Senior Credit Facility to include a $35.0 million term loan facility. The proceeds of the term loan were used to repurchase $32.5 million in aggregate outstanding principal amount of the Company’s 13% Senior Discount Notes due 2010 and to pay associated expenses. The Term loan facility will rank pari passu with the Company’s existing revolving loan and will bear interest at LIBOR plus 3.50%. Repayment terms are as follows: 1% per annum beginning June 2006 with the remaining principal payable on November 20, 2008.

MUZAK HOLDINGS LLC

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as “anticipate”, “believe”, “intend”, “expect”, “could”, “may”, “will” and similar expressions and include references to assumptions that the Company believes are reasonable and relate to our future prospects, developments and business strategies. Forward-looking statements involve risks and uncertainties, including, but not limited to those related to the Company’s substantial leverage and debt service requirements, restrictions imposed by the terms of the Company’s indebtedness, the Company’s history of net losses, the Company’s dependence on satellite delivery of its products, the Company’s ability to integrate acquisitions, future capital requirements, the impact of competition and technological change, the availability of cost-effective programming, the impact of legislation and regulation, risks associated with the effect of general economic conditions and the other factors discussed in the Company’s filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. The Company undertakes no obligation to update these forward-looking statements.

Recent Developments

On May 10, 2004, we amended our Senior Credit Facility to include a $35.0 million term loan facility. The proceeds of the term loan were used to repurchase $32.5 million in aggregate outstanding principal amount of the Company’s 13% Senior Discount Notes due 2010 and to pay associated expenses. The Term loan facility will rank pari passu with the Company’s existing revolving loan and will mature on November 20, 2008.

On April 30, 2004, Julianna Hill and Randall Mays, both of Clear Channel Communications Inc., stepped down as Class B Directors of the Company. Ms. Hill and Mr. Mays will continue to monitor and participate in discussions as guests of the Board of Directors. In June 2004, a representative from BancAmerica Capital Investors I, L.P., and New York Life Capital Partners will each be entitled to be designated as a Class B Director. As such, the number of Class B Directors will remain unchanged at eight Class B Directors.

Effective April 19, 2004, Lon Otremba has been named Chief Executive Officer. Mr. Otremba joined Muzak in September of 2003 as President and will continue to serve in this capacity in addition to his new role as Chief Executive Officer.

Effective March 15, 2004, Mr. Bill Boyd stepped down as Chief Executive Officer of Muzak and will serve as the Company’s Chairman Emeritus. This role will include serving on the board of directors of the Company, along with rendering certain executive services including managing relationships within the franchise community, certain client accounts, and other external business relationships.

On March 9, 2004, the Company received a waiver of and amended certain of its financial covenants under the Senior Credit Facility.

On February 25, 2004, the Company obtained a consent and waiver for the disposition of its CCTV inventory and recurring customer contracts from the existing lenders of the Senior Credit Facility.

Recent Accounting Pronouncements

In January 2003 the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation was effective no later than the end of the first interim or reporting period ending after March 15, 2004. We have assessed all of the criteria established in FIN 46-R to determine if our franchisee relationships qualify as a variable interest entities, and thus would need to be consolidated. We have concluded that our franchisee relationships do not qualify as variable interest entities, and therefore, the adoption of the provisions of this interpretation did not have a material effect on the Company’s Consolidated Financial Statements.

General

The Company is the leading provider of business music programming in the United States based on market share. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming.

MUZAK HOLDINGS LLC

Results of Operations

Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

Revenues. Revenues were $60.1 million and $56.7 million for the quarters ended March 31, 2004 and 2003, respectively, an increase of 6.0%. Music and other business services revenue increased $2.6 million, or 6.2% in 2004 as compared to the quarter ended March 31, 2003. The growth in music and other business services revenue is due to an increase in new client locations at consistent prices, offset by a 10.6% cancellation rate during the twelve months ended March 31, 2004. During the twelve months ended March 31, 2004, we added, net of cancellations, 9,380 Audio Architecture, 4,900 Voice, and 1,200 other locations. The cancellation rate for the first quarter of 2004 was 10.4%, and was slightly higher than the 10.2% cancellation rate for the year ended December 31, 2003. This is due to certain national cancellations during the first quarter of 2004.

Equipment and related services revenue increased 5.4% or $0.8 million in 2004 as compared to the quarter ended March 31, 2003. As previously mentioned, we sold the assets associated with the CCTV product line on March 1, 2004 and did not record any equipment and labor revenues from this product line during the first quarter of 2004. As such, the increase of 5.4% is solely from the sale of system related products, such as sound systems, that support our core products as well as non-music related equipment, such as drive-thru systems.

Cost of Revenues. Cost of revenues was $21.1 million and $19.1 million for the quarters ended March 31, 2004 and 2003, respectively, an increase of 10.4%. Total cost of revenues as a percentage of revenues was 35.0% and 33.6% for the quarters ended March 31, 2004 and 2003, respectively. Costs of music and other business services revenue as a percentage of music and other business services revenue was 18.7% and 18.3% for the quarters ended March 31, 2004 and 2003, respectively. The increase in cost of music revenue is primarily due to an increase in amounts owed to licensing collectives as a result of more clients opting to receive our service via an on-premise device as well as to an increase in amounts payable for licensing royalties based on a detailed review of the amounts owed to the licensing collectives conducted in late 2003. Costs of equipment and related services revenue as a percentage of equipment and related services revenue was 85.1% and 80.4% for the quarters ended March 31, 2004 and 2003, respectively. The increase in costs is due to an increase in labor resources necessary to service our growing recurring revenue base, an increase in overall labor costs, such as contractual union wage increases, rising healthcare costs, and insurance premiums. The increase in costs is also due to certain equipment sales at less than normal margins. These equipment sales consisted primarily of the music receiving equipment that we typically provide as part of the music service. Although these sales were at lower profit margins, we secured numerous client locations for our recurring revenue service.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $21.1 million and $20.0 million for the quarters ended March 31, 2004 and 2003, respectively, an increase of $1.1 million. The majority of this increase is due to a $0.9 million increase in amortization of subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses. This increase is directly related to the increase in music and other business services revenue. The remaining increase is due to increased overhead expenses such as insurance premiums, our investment in sales automation tools, and costs associated with our sales catalogs mailed to potential and existing drive-thru clients in the quick service restaurant industry. These increases are offset by reductions in the sales and administration workforces during the fourth quarter of 2003 which resulted in savings of approximately $0.4 million during the first quarter of 2004.

Depreciation and amortization expenses. Depreciation and amortization was $16.1 million and $17.5 million for the quarters ended March 31, 2004 and 2003, respectively, a decrease of 8.0%. The decrease is due to subscriber provided equipment becoming fully amortized in March 2003 as well as to several of our non-compete agreements and trademarks becoming fully amortized during 2003.

Interest expense. Interest expense increased $1.9 million to $10.6 million for the quarter ended March 31, 2004. This increase is due to the issuance of our 10% Senior Notes and repayment of our Old Senior Credit Facility in May 2003. The Old Senior Credit Facility bore interest rates at the Company’s choice of LIBOR or the Base Rate plus a margin, based on the Company’s leverage ratio. This increase is offset by a $0.7 million reduction to interest expense due to our interest rate swap agreement. The effective interest rate for the quarters ended March 31, 2004 and 2003 was 10.2% and 8.4%, respectively.

Income tax provision. Income tax benefit was $23 thousand and $0.2 million for the quarters ended March 31, 2004 and 2003, respectively, a decrease of 88.4%. Although the Company is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are corporations. The income tax benefit relates to these corporate subsidiaries.

Net Loss. The combined effect of the foregoing resulted in a net loss of $8.8 million for the quarter ended March 31, 2004, compared to a net loss of $8.3 million for the comparable 2003 period.

MUZAK HOLDINGS LLC

Liquidity and Capital Resources

The Company evaluates liquidity using several measures, one of them being EBITDA (defined as earnings before interest, income taxes (benefits), depreciation, and amortization). EBITDA is not intended to be a liquidity measure that should be regarded as an alternative to, or more meaningful than, cash flow from operations as a measure of liquidity, as determined in accordance with generally accepted accounting principles, known as GAAP. However, management believes that EBITDA is a meaningful measure of the cash flows available to invest in new client locations and to service its debt obligations. Further, management believes that EBITDA is commonly used in similar industries to analyze and compare companies on the basis of leverage and liquidity; however it is not necessarily comparable to similarly titled amounts of other companies. The following table provides a reconciliation of cash flows from operations to EBITDA.

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows provided by operating activities	$11,764	$9,164
Interest expense net of amortization	8,472	6,036
Change in working capital	(2,363)	1,545
Current tax expense	41	54
Change in unearned installation revenue	42	(8)
Amortization of deferred subscriber acquisition costs	(4,546)	(3,617)
Deferred subscriber acquisition costs	4,478	4,517
Gain on disposal of fixed assets	27	6

EBITDA	$17,915	$17,697

Our principal sources of funds have historically been cash generated from operations and borrowings under the senior credit facility. We did not need to borrow under our senior credit facility during the first quarter due primarily to improvements in working capital. In addition, we received reimbursement in connection with our insurance claim of $1.5 million on March 25, 2004 for the costs associated with re-pointing satellite dishes arising from the Telstar 4 disruption, which occurred in 2003.

In an effort to improve working capital further, we continue to enhance our benchmarking and management tools related to inventory. The cash generated from operations was primarily used during the first quarter to make investments relating to new client locations and to make interest payments on our indebtedness

Our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest payments on our indebtedness. The following table summarizes contractual obligations and commitments at March 31, 2004 (in thousands).

	Payments due by Period
	Remaining 9 months 2004	2005	2006	2007	2008	After 2008	Total
Long-term debt	$71	$101	$110	$118	$20,131	$393,455	$413,986
Interest	32,445	42,173	42,165	42,156	41,428	23,833	224,200
Capital lease obligations	2,140	2,370	952	454	31	3	5,950

Operating leases	7,222	8,488	7,777	7,336	6,864	35,472	73,159
Unconditional purchase obligations	7,674	6,245	6,137	1,159	—	—	21,215

Total Contractual Cash Obligations	$49,552	$59,377	$57,141	$51,223	$68,454	$452,763	$738,510

The majority of our unconditional purchase obligations relate to a purchase commitment for receivers used in installing new client locations. The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the quarter ended March 31, 2004, our total initial investment in new client locations was $13.1 million, which was comprised of equipment and installation costs attributable to new client locations of $8.3 million and $4.5 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term of five years. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

We also invest in property and equipment to be used at our headquarters and within our owned operations as well as incur equipment and installation costs relating to conversions from one delivery platform to another delivery platform. Our investment for such investments for the first quarter was approximately $1.6 million, consisting of equipment to replenish the equipment exchange pool relating to our drive-thru systems client locations, equipment and labor costs for conversions, system upgrades, furniture and fixtures, and computers. We used existing receivers for the majority of these conversions, but incurred installation costs and costs associated with procuring satellite dishes.

MUZAK HOLDINGS LLC

We currently anticipate that our total initial investment in new client locations during 2004 will be approximately $53.5 million including $34.0 million of equipment and installation costs attributable to new client locations, and $19.5 million in sales commissions relating to new client locations. The Company is focused on reducing the initial investment associated with new client locations through the re-use of equipment and efficiencies gained from vendor consolidation and labor management. In addition, we anticipate our investment in property and equipment to be used at headquarters, equipment for use in the exchange pool for servicing drive-thru systems client locations, and equipment for conversions will be approximately $5.3 million.

We expect that our primary source of funds will be cash flows from operations and our secondary source to be borrowings under our senior credit facility. As of March 31, 2004, we had outstanding debt of $20.0 million under our $60.0 million senior credit facility. However, additional amounts available under our senior credit facility are limited based on the flexibility between our leverage ratio as compared to the leverage financial covenant for the most recent quarter. Based on first quarter results, availability under the revolver is approximately $14.0 million. Based upon current and anticipated levels of operations, an intense focus on identifying and implementing efficiencies in all areas of the business, and continued focus on reducing our upfront capital investment as well as on improving working capital balances, we believe that our cash flows from operations, combined with availability under the senior credit facility, as amended, will be adequate to meet our liquidity needs for the next twelve months. Overall, the Company’s business plan anticipates continued growth in new client locations and operational and administrative improvements. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are somewhat beyond our control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period ended March 31, 2004, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K.

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure and control procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure and control procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these subsequent to the date of their evaluation.

MUZAK HOLDINGS LLC

PART II—OTHER INFORMATION

ITEM 5. Legal Proceedings.

As reported in the Company’s report on Form 10-K for the fiscal year ended December 31, 2003, ASCAP had notified the Company that ASCAP would pursue a rate court proceeding in federal court in New York and on January 29, 2003, made an application to the court to commence such a proceeding. The impact of this rate court proceeding and the pending rate court proceeding with BMI are more fully described in the Company’s report on Form 10-K. There have been no material developments in legal proceedings involving the Company since those reported in the Company’s Report on Form 10-K for fiscal year ended December 31, 2003.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

10.1	Amended and Restated Credit Agreement, dated as of May 10, 2004, among Muzak Holdings LLC, as parent guarantor, Muzak LLC, as borrower, several lenders from time to time parties hereto, Lehman Commercial Paper Inc and Fleet National bank and GECC Capital Markets Group Inc, as Co-Syndication Agents, and General Electric Capital Corporation as Documentation Agent and Collateral Agent and Bear Stearns Corporate Lending Inc as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Form 8-K on March 30, 2004 under Item 5, “Other Events” disclosing a judgment against Muzak in Bono vs. Muzak et-al.

The Company furnished a Form 8-K on March 10, 2004 under Item 12, “Disclosure of Results of Operations and Financial Conditions.” The Form 8-K included the Company’s year end 2003 financial results press release, which was furnished as Exhibit 99.1 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

MUZAK HOLDINGS LLC MUZAK HOLDINGS FINANCE CORP. MUZAK LLC MUZAK FINANCE CORP

	By:	/S/ Lon E. Otremba
Date: May 17, 2004		Lon E. Otremba Chief Executive Officer (Principal Executive Officer)

	By:	/S/ STEPHEN P. VILLA
Date: May 17, 2004		Stephen P. Villa Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)