Form 10-K
period 2004-12-31
MUZAK HOLDINGS LLC; MUZAK HOLDINGS FINANCE CORP
filed 2005-04-15
CIK 1085320, 1085319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

DOCUMENTS INCORPORATED BY REFERENCE

None

MUZAK HOLDINGS LLC

MUZAK HOLDINGS FINANCE CORP

FORM 10-K INDEX

Safe Harbor Statement

This Form 10-K contains statements which, to the extent they are not historical facts (such as when we describe what we “believe,” “expect,” or “anticipate” will occur), constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Safe Harbor Acts”). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-K include, but are not limited to, industry-based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, as well as factors more specific to the Company such as the substantial leverage and debt service requirements, restrictions imposed by the Company’s debt facilities, including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s history of net losses, the Company’s future capital requirements, the Company’s dependence on license agreements, and risks associated with economic conditions generally. The Registrants do not undertake any obligation to update any such statements unless required by law.

PART I

ITEM 1.	BUSINESS

Muzak LLC (“Muzak”) is the leading provider of business music programming in the United States based on market share. Muzak is a wholly owned subsidiary of Muzak Holdings LLC, previously known as ACN Holdings, LLC. ACN Holdings, LLC was formed in September 1998 pursuant to the laws of Delaware and Muzak LLC began its operations on October 7, 1998 with the acquisition of independent franchisees from Audio Communications Network, Inc. On March 18, 1999, Muzak Limited Partnership merged with and into Audio Communications Network LLC. At the time of the merger, ACN changed its name to Muzak LLC. We refer to Muzak Holdings and its subsidiaries collectively as the “Company”. Based on our analysis of available competitor information, we believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming.

Our two core products are Audio ArchitectureSM and VoiceSM. We provide our products to numerous types of businesses including specialty retailers, restaurants, department stores, supermarkets, drug stores, financial institutions, hotels, health and fitness centers, business offices, manufacturing facilities and medical centers, among others. During 2004, our top twenty clients represented less than 21% of our revenues with no single client representing more than 5% of our revenues. Our clients typically enter into a non-cancelable five-year contract that renews automatically for at least one additional five-year term unless specifically terminated at the initial contract expiration date. Our average length of service per Audio Architecture client is approximately 10 years. We believe that our clients use our products because they recognize them as a key element in establishing their desired business environment, in promoting their corporate identities and in strengthening their brand images at a low monthly cost.

We also sell, install, and maintain equipment, such as sound systems, noise masking, and drive-thru systems. We provide these services primarily for our existing clients.

We provide our products and services domestically through our integrated, nationwide network of Company owned territories and franchisee territories. We believe our nationwide network is the largest in the industry and provides us with a key competitive advantage in effectively marketing and servicing clients ranging from local accounts with single or multiple locations to national accounts with significant geographic presences. In 2004, 95% of our revenues were generated by our owned operations and the remaining 5% were generated from fees from our franchisees.

Recent Developments

On April 15, 2005, the Company entered into a new $105.0 million senior secured term loan facility (“New Senior Credit Facility”) payable in quarterly installments of 0.25% beginning September 2005 until final maturity on April 15, 2008. A portion of the proceeds from the New Senior Credit Facility was used to repay in full the outstanding term and revolving loans and associated interest and to collateralize outstanding letters of credit under the Company’s then existing Senior Credit Facility, and to pay related fees and expenses. The then existing Senior Credit Facility has been terminated.

On February 2, 2005, David Unger, a member of the Board of Directors resigned his position as director. Mr. Unger’s resignation was received by the Company via electronic mail on February 2, 2005. The circumstances which the Company believes caused the resignation were Mr. Unger’s insistence that the Company establish an audit committee and his belief that the Company was not timely reporting material business developments to the board of directors. As the Company does not have securities listed on a national securities exchange, it is not required to have a separate audit committee. The Company believes that necessary safeguards are in place as its board of directors functions as the audit committee. Further, the Company believes that the board is fully apprised of all material business developments in a timely manner and that it discloses material issues in its filings with the Securities and Exchange Commission in accordance with securities laws and regulations.

On January 20, 2005, the Company received an amended and restated secured promissory note (“revised note”) from the purchaser of the Company’s closed circuit television systems (“CCTV”) product line. The revised note is secured by the inventory and recurring revenue contracts sold to the purchaser on March 1, 2004 as well as by all inventory and recurring revenue contracts acquired by the purchaser subsequent to the sale. The terms of the revised note of $1.9 million require principal payments to commence on March 31, 2005 and are payable quarterly thereafter until the note is paid in full on March 31, 2007. The first principal payment was received by the Company in March 2005. Each quarterly principal payment increases in amount such that payments to be received in 2005, 2006, and 2007 are $0.5 million, $1.1 million, and $0.3 million, respectively. In addition, on January 20, 2005 the Company received an executed guaranty agreement from a third party of $0.5 million as further security for the note receivable from the purchaser of the CCTV assets. The guaranty will continue in full force and effect until the purchaser’s obligations under the amended and restated promissory note are fully paid, performed, and discharged.

The industry-wide agreement between business music providers and the American Society of Composers, Authors, and Publishers (“ASCAP”) expired in May 1999. The Company has continued to pay ASCAP royalties at the 1999 rates for all periods through December 31, 2004. While the Company began negotiations with ASCAP in June 1999, ASCAP commenced a rate court proceeding in 2003 to establish a new royalty rate. During the fourth quarter of 2004, the Company and ASCAP pursued further settlement negotiations and advanced their conversations toward reaching a new five-year music license agreement. The culmination of such efforts has resulted in a recent agreement in principle that will result in more favorable license fees. The Company anticipates that a final license agreement will be executed prior to the end of the second quarter of 2005. In the interim, payments will be made in accordance with the agreement in principle and the parties will postpone any further activities in the pending rate court proceeding. In addition, in January 2005, the Company made a payment for settlement of all claims for open audit periods prior to January 1, 2005, and as a result, ASCAP no longer has the right to audit royalty payments made by the Company prior to January 1, 2005. As part of this audit settlement, the interim license rates for all periods prior to January 1, 2005 are considered final and not subject to any retroactive adjustments.

The industry-wide agreement between business music providers and Broadcast Music, Inc. (“BMI”) expired in December 1993. Until recently, the Company was operating under an interim agreement pursuant to which the Company continued to pay royalties at the 1993 rates. As previously disclosed, the Company and BMI reached an agreement in principle in August 2004 on the terms of a new, five-year music license, and on December 31, 2004 the definitive license was executed. The term of the agreement extends from July 1, 2004 through June 30, 2009, and the agreement provides for an annual license fee of $6.0 million per annum for the five year period. The fixed license fee of $6.0 million per annum is subject to an annual 8% cap on net subscriber growth. In the event that the Company’s subscriber growth exceeds 8% per annum or in the event that the Company was to acquire a franchisee or a competitor, the license fee would be subject to adjustment. Although the interim license rates for all periods prior to July 1, 2004 are considered final, and as a result, not subject to any retroactive adjustments, BMI has the right to audit open periods from January 1, 2002 onward.

On November 9, 2004, the Company amended the following aspects of its then existing Senior Credit Facility: (i) amended financial covenants for the third quarter of 2004 and prospectively to make such covenants less restrictive (ii) revised the maturity dates of the revolver and its $35.0 million term loan facility (“Term Loan B”) to May 2007 and November 2007, respectively, (iii) increased Term Loan B margins to 4.25% in the case of Eurodollar loans and 3.25% in the case of Base Rate Loans (iv) amended the definition of consolidated EBITDA to exclude up to $1.9 million in restructuring charges, and (v) reduced the revolving commitment from $60.0 million to $55.0 million. The Company incurred fees of $0.2 million in connection with this amendment. In addition, the Company recorded a loss on extinguishment of debt of $0.2 million, which was comprised of the write off of deferred financing fees associated with the reduction in revolving commitment. As previously discussed, this senior credit facility was terminated on April 15, 2005.

Effective August 2004, the Company reorganized into five functional areas: Sales, Operations, Administration, Client Service, and Product and Marketing. The Company also centralized the administrative function and certain aspects of operations, such as purchasing and scheduling, at its home office. In connection with this reorganization, the Company incurred charges of $1.8 million associated with severance and other termination benefits, relocation costs, duplicate salaries, and temporary facility requirements.

On May 10, 2004, the Company amended its then existing Senior Credit Facility to include a Term Loan B in the amount of $35.0 million payable in quarterly installments beginning June 30, 2006 until final maturity on November 21, 2007, as amended. The proceeds of the term loan were used to repurchase $32.7 million in aggregate outstanding principal amount of the Company’s 13% Senior Discount Notes due 2010 and to pay associated interest and expenses. The Company recorded a loss on extinguishment of debt of $1.7 million in connection with this transaction. The loss on extinguishment of debt is comprised of $1.0 million premium paid on the repurchase and $0.7 million write off of deferred financing fees. We incurred financing fees of $1.4 million in connection with this transaction. As previously discussed, this Senior Credit Facility was terminated on April 15, 2005.

Products

Audio Architecture is business music programming designed to enhance a client’s brand image. Our in-house staff of audio architects analyzes a variety of music to develop and maintain 77 core music programs in 10 genres ranging from current top of the charts hits to jazz, classic rock, urban, country, Latin, classical music and others. Our audio architects change our music programs on a daily basis, incorporating newly released original artists’ music recordings and drawing from our extensive music library. In designing our music programs, our audio architects use proprietary computer software that allows them to access the extensive library. Our library contains subjective and objective data (commonly referred to as meta data) unique to each recording that enables us to avoid repetition and manage tempo, mood, and music variety to provide clients with high quality, seamlessly arranged programs. The combination of our proprietary software and our library’s meta data is driving new efficiencies in programming and enabling us to offer unique experiences to a greater number of clients. In addition, we offer individual music programs to clients who seek further customization beyond that offered by our core music programs.

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

In connection with the sale of our Audio Architecture and Voice products, we sell or provide various system-related products, principally sound systems. As part of a typical music programming contract, we provide music receiving or playback equipment to our client. Our business music clients generally purchase audio equipment, such as sound systems, from us that supplements the music receiving or playback equipment.

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

We offer drive-thru systems maintenance service. This service provides for the maintenance and repair of intercom systems, headsets and radio transmitters commonly used in drive-thru systems found at our quick service restaurant clients. We receive recurring monthly revenues for each client location typically under a five-year contract. We respond to our clients’ repair calls which typically involve the repair of headsets. In most cases we are able to exchange the damaged headset for an operable headset which we send to our clients through overnight delivery. Our staff repairs the damaged item which then becomes available for future distribution to another client. We believe that quick turnaround is important to our clients as a significant portion of their revenues is derived from their drive-thru windows.

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

Distribution Systems

We transmit our offerings through various mediums including direct broadcast satellite transmission, local broadcast transmission, audio and videotapes and compact discs. During 2004, we served our music client locations through the following means: approximately 83% through direct broadcast satellite transmission, approximately 4% through local broadcast technology, and approximately 13% through on-premises tapes or compact discs.

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

To mitigate our expenditures in the event of a future satellite disruption, we have secured insurance to cover our re-pointing costs of up to $5.0 million in the event of a Galaxy IIIC satellite failure. In addition, we have secured insurance coverage on AMC-1 to cover costs up to $2.9 million in the first quarter of 2005 stepping up to $3.8 million by the end of 2005.

The term of our transponder lease with Microspace for the Galaxy IIIC satellite is projected to end in 2016 while the lease for AMC-1 is projected to end in 2011. Microspace can terminate its agreements with us immediately upon termination of its underlying agreements with PanAmSat and SES Americom. We regularly review the availability of alternate transponders.

As part of our arrangements with EchoStar, we furnish 60 music channels to commercial subscribers and 52 of the 60 music channels to residential subscribers over EchoStar’s satellite system. Pursuant to the agreements with EchoStar, EchoStar pays us a programming fee for each of its residential subscribers and pays us, and our franchisees, a commission for sales made by EchoStar or its agents to commercial subscribers in the respective territories. We pay EchoStar a fee for uplink transmission of music channels to our clients and we rent space at EchoStar’s Cheyenne, Wyoming uplink facility. We also pay EchoStar a royalty and combined access fees on music programs sold by the Company, which are distributed by EchoStar to commercial subscribers. The term of each of our agreements with EchoStar is dependent upon the life of one of its satellites, which is estimated to cease operations sometime in 2010. During the first quarter of 2004, EchoStar informed us that it had agreed to distribute Sirius Satellite Radio’s programming to EchoStar’s residential subscribers. At that time we believed that such programming would replace our music channels offered to EchoStar’s residential subscribers and, possibly, EchoStar’s commercial subscribers. As of December 31, 2004, EchoStar has continued to utilize our music channels for EchoStar’s residential and commercial subscribers, and we do not foresee a change in such use in the near future. Even if EchoStar were to discontinue utilizing our programming, EchoStar would remain obligated to uplink and provide space segment to distribute our 60 music channels currently being offered to our commercial subscribers over EchoStar’s satellite system. In any event, we believe that any future discontinuation of our programming to EchoStar’s commercial and/or residential subscribers would not have a material financial impact on the Company.

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

Competition

We compete with many local, regional, national and international providers of business music services. National competitors include DMX Music, Inc., PlayNetworks, and In-Store Broadcasting Network (“IBN”). Local and regional competitors are typically smaller entities that target businesses with few locations.

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

On February 14, 2005, DMX Music, Inc. announced it had signed an asset purchase agreement for the sale of all of its domestic and international operations with THP Capstar, Inc. DMX Music Inc.’s domestic companies voluntarily filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We do not know how the bankruptcy, the sale process, or DMX Music, Inc. under THP Capstar’s ownership will impact competition.

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

National Salesforce

Our national sales group is responsible for securing new national and key accounts and maintaining our existing client base of national and key accounts. We have a total of five account executives focused exclusively on selling services to clients that have approximately 50 or more locations. Each owned operation and franchisee is responsible for installing and servicing the national accounts within its territory.

Local Salesforce

As of December 31, 2004, we had a team of 191 local sales account executives. Local account executives typically focus on clients that have fewer than 50 locations, which may include individual franchisees of national chains. Our local account executives are compensated on commission.

Music Licenses

We pay performance royalties to songwriters and publishers through contracts negotiated with performing rights societies such as ASCAP, BMI, and the Society of European Stage Authors and Composers (“SESAC”). We also license rights to re-record and distribute music from a variety of sources such as record companies and publishers when we provide our services via recorded media.

The industry-wide agreement between business music providers and the American Society of Composers, Authors, and Publishers (“ASCAP”) expired in May 1999. The Company has continued to pay ASCAP royalties at the 1999 rates for all periods through December 31, 2004. While the Company began negotiations with ASCAP in June 1999, ASCAP commenced a rate court proceeding in 2003 to establish a new royalty rate. During the fourth quarter of 2004, the Company and ASCAP pursued further settlement negotiations and advanced their conversations toward reaching a new five-year music license agreement. The culmination of such efforts has resulted in a recent agreement in principle that will result in more favorable license fees. The Company anticipates that a final license agreement will be executed prior to the end of the second quarter of 2005. In the interim, payments will be made in accordance with the agreement in principle and the parties will postpone any further activities in the pending rate court proceeding. In addition, in January 2005, the Company made a payment for settlement of all claims for open audit periods prior to January 1, 2005, and as a result, ASCAP no longer has the right to audit royalty payments made by the Company prior to January 1, 2005. As part of this audit settlement, the interim license rates for all periods prior to January 1, 2005 are considered final and not subject to any retroactive adjustments.

The industry-wide agreement between business music providers and Broadcast Music, Inc. (“BMI”) expired in December 1993. Until recently, the Company was operating under an interim agreement pursuant to which the Company continued to pay royalties at the 1993 rates. As previously disclosed, the Company and BMI reached an agreement in principle in August 2004 on the terms of a new, five-year music license, and on December 31, 2004 the definitive license was executed. The term of the agreement extends from July 1, 2004 through June 30, 2009, and the agreement provides for an annual license fee of $6.0 million per annum for the five year period. The fixed license fee of $6.0 million per annum is subject to an annual 8% cap on net subscriber growth. In the event that the Company’s subscriber growth exceeds 8% per annum or in the event that the Company was to acquire a franchisee or a competitor, the license fee would be subject to adjustment. Although the interim license rates for all periods prior to July 1, 2004 are considered final, and as a result, not subject to any retroactive adjustments, BMI has the right to audit open periods from January 1, 2002 onward.

In the years ended December 31, 2004 and 2003, the Company incurred expense of $13.6 million and $9.5 million, respectively, in royalties to ASCAP, BMI, SESAC, and the record companies. Although the Company began incurring the higher royalties associated with the new BMI agreement in July 2004, these incremental fees were not paid until January 2005. In addition, we reduced our reserve for prior period licensing royalties and related expenses by $1.5 million due to the resolution and closure of certain audit periods.

In October 1998, the Digital Millennium Copyright Act was enacted. The Act provides for a statutory license from the copyright owners of master recordings to make and use ephemeral copies of such recordings. Ephemeral copies refer to temporary copies of master sound recordings made to enable or facilitate the digital transmission of such recordings.

In June 2002, a ten percent (10%) ephemeral royalty rate was established which covered the period from October 1998 through December 31, 2002. In connection with the establishment of such rate, we accrued royalties owed and remitted a payment on October 20, 2002 for royalties payable. With respect to future revenue subject to such ephemeral royalty rate, we believe our exposure is minimal, as the Company believes its current satellite technologies do not require use of ephemeral copies. Nonetheless, there can be no assurances that the collective for the copyright owners will refrain from investigating or otherwise challenging the applicability of the statute to our satellite technologies.

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

Employees

As of December 31, 2004, we had 1,385 full-time and 51 part-time employees. 150 of our technical and service personnel are union members. These personnel belong to 14 bargaining units, 13 of which are represented by the International Brotherhood of Electrical Workers and one of which is represented by the Communication Workers of America. All of our union contracts are current with the exception of a ratified but yet to be finalized contract with the local covering our operations in the District of Columbia and surrounding areas. We believe that our relations with our employees and with the unions that represent them are generally good.

Available Financial Information

The Company’s most recent quarterly report on Form 10-Q can be found on the Company’s website, www.muzak.com and on the SEC’s website, www.sec.gov. The Company’s 2004 annual report on Form 10-K will be available on the Company’s website as soon as reasonably practical.

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

Muzak and CVS Pharmacy, Inc. are co-defendants in a lawsuit filed by DMX Music, Inc. in Los Angeles County Superior Court on July 25, 2003. DMX Music, Inc. is asserting claims against CVS Pharmacy, Inc. for breach of contract and breach of the covenant of good faith and fair dealing while asserting claims against Muzak for predatory pricing, unfair business practices, intentional interference with contract, and intentional interference with prospective economic advantage. The case has arisen as a result of a Request for Proposal prepared by CVS Pharmacy, Inc. in 2001 that solicited bids for music programming. DMX Music, Inc. contends that Muzak improperly entered into two contracts with CVS Pharmacy, Inc. subsequent to such Request for Proposal. While damages have yet to be definitively alleged, DMX Music, Inc. is seeking an award of no less than $3.0 million for lost profits, treble damages and an injunction prohibiting Muzak from allegedly selling its services below cost. While it is unable to predict the outcome of this case, Muzak contends that DMX Music. Inc.’s assertions, claims, and allegations against Muzak are without merit and is vigorously contesting the same. While the parties participated in mediation in October of 2004, they were unable to reach a settlement. A trial date is currently set for July 2005.

Muzak and the Company are co-defendants in a lawsuit filed in the U.S. District Court, Northern District of Illinois, Eastern Division, by Sound of Music, Ltd., a former franchisee of Muzak. Sound of Music, Ltd. is asserting claims against Muzak and the Company for violation of Federal securities laws, breach of contract and common law fraud. The case has arisen as a result of Sound of Music, Ltd.’s sale of substantially all of its MUZAK® related assets to Muzak and the Company in 2001. Sound of Music, Ltd. commenced this lawsuit more than three years after the parties consummated the purchase and sale transaction and now contends that it did not receive the total consideration promised and that the value of certain Class A units of the Company received in consideration for the assets was misrepresented. Sound of Music, Ltd. is seeking damages in excess of $1 million. While it is unable to predict the outcome of this case, the Company contends that Sound of Music, Ltd.’s assertions, claims, and allegations against Muzak and the

Company are without merit and is vigorously contesting the same. While discovery in this case has yet to commence, preliminary motions have been filed.

In March 2004, a jury found against Muzak and another defendant in Bono vs. Muzak LLC et-al and awarded the plaintiff approximately $0.4 million in damages for claims of sexual harassment and battery. In April 2005, the Company and Bono entered into a settlement agreement under which Muzak will pay $0.7 million, which includes an amount for damages as well as the plaintiff’s legal fees. The Company expects to pay such settlement during the second and third quarters of 2005.

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

During 2004, the Company repurchased 153.5 Class B-1 Units, 153.4 Class B-2 Units, and 153.4 Class B-3 Units from members of management.

All of such repurchases were deemed exempt from registration under the Securities Act by virtue of Section 4 (2) thereof, as transactions not involving a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

The five year selected financial data below has been revised to reflect a restatement. In preparing the Company’s 2004 year end financial statements and supporting schedules, an issue was discovered pertaining to revenue and accounts receivable cutoff procedures dating back to the time of the merger of Audio Communications Network and Muzak Limited Partnership in March 1999. In addition, it was determined that the redeemable Class A units should be presented outside of members’ deficiency on the consolidated balance sheets. See Note 2 to the Consolidated Financial statements for a more detailed discussion of this restatement.

Set forth below is Selected Financial Data for the Company for the years ended December 31, 2004, 2003, 2002, 2001, and 2000. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this report.

	Year Ended December 31, 2004		Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001(1)	Year Ended December 31, 2000(1)
			Restated	Restated	Restated	Restated
Statement Of Operations Data:
Net revenues	$245,862		$235,014	$217,717	$203,926	$191,483
Income (loss) from continuing operations	(560)		8,309	(2,636)	(11,356)	(4,215)
Interest expense	44,148		40,253	36,533	39,390	46,288
Net loss (2)	(46,129)		(34,812)	(38,021)	(50,632)	(51,276)
Balance Sheet Data (At Period End):
Total assets	$446,072		$470,574	$470,673	$494,780	$536,500
Intangible assets, net	234,012		253,934	270,756	292,546	324,544
Working capital (deficit)	14,705		14,342	(2,328)	(4,041)	5,647
Long-term debt, including current portion	429,337		411,518	377,769	361,920	370,171
Capital lease obligations	4,938		5,232	4,224	4,720	5,282
Redeemable preferred stock and Class A units	163,104		137,479	116,902	100,054	87,550
Other Data:
Capital expenditures for property and equipment	$36,044		$39,902	$37,384	$41,476	$43,638
Cash flows provided by (used in) operations	24,591		27,865	31,589	38,035	(3,456)
Cash flows used in investing activities	(37,947)		(41,489)	(38,789)	(42,908)	(90,109)
Cash flows provided by financing activities	11,493		14,127	6,398	4,444	94,302
EBITDA pursuant to the Notes (3)	65,387		72,231	67,665	63,831	57,933
Consolidated Leverage Ratio for the Company	6.76	x	—	—	—	—
Consolidated Leverage Ratio for Muzak	6.38	x	—	—	—	—

(1)	The following tables present the impact of the correction of the error to the financial statements for the years ended December 31, 2001 and 2000.

	December 31, 2001			December 31, 2000
Selected Financial Data	As reported	Adjustment	Restated	As reported	Adjustment	Restated
Statement of Operations Data:
Net Revenues	$203,361	$565	$203,926	$192,148	$(665)	$191,483
Income from continuing operations	(11,921)	565	(11,356)	(3,550)	(665)	(4,215)
Net loss	(51,197)	565	(50,632)	(50,611)	(665)	(51,276)
Balance Sheet Data:
Total assets	498,324	(3,544)	494,780	540,075	(3,575)	536,500
Other Data:
EBITDA pursuant to the Notes	63,167	664	63,831	58,383	(450)	57,933

Beginning accumulated deficit as of December 31, 1999 was $30.4 million and was $33.8 million as adjusted for the correction of the error.

(2)	Net loss for the year ended December 31, 2004 includes incremental royalty expenses of $1.6 million related to the new BMI agreement, a $1.5 million reduction in reserves for prior period licensing royalties due to resolution and closure of certain audit periods, $1.8 million relating to severance and other termination benefits, a $0.6 million impairment of a note receivable, a $6.5 million impairment of deferred production costs, and a $1.8 million loss on early extinguishment of debt related to the repurchase of Senior Discount Notes as well as a reduction in revolver commitment. Net loss for the year ended December 31, 2003 includes a $3.7 million loss on early extinguishment of debt related to the write-off of financing fees associated with the Company’s refinanced Senior Credit Facility. Net loss for the year ended December 31, 2002 includes a $3.1 million charge to increase reserves for estimated prior period licensing royalties and related expenses and a charge of $0.5 million in connection with exploring various financing alternatives. Net loss for the year ended December 31, 2001 includes a $1.2 million charge related to a license fee audit and a charge of $0.7 million related to the postponed private placement of Senior Subordinated Notes.

(3)	The Company evaluates the operating performance of its business using several measures, one of them being EBITDA as defined by our Senior Discount Notes, Senior Subordinated Notes, and Senior Notes indentures (defined as earnings before interest, income taxes (benefits), depreciation, and amortization plus all non-cash items reducing consolidated net income for such period except for any non-cash items that represent accruals of, or reserves for, cash disbursements to be made in any future accounting period, minus all non-cash items increasing consolidated net income for such period) (“EBITDA pursuant to the Notes”). EBITDA pursuant to the Notes is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, net income as a measure of performance, as determined in accordance with generally accepted accounting principles, known as GAAP. However, management believes that EBITDA pursuant to the Notes provides useful information because it is used to determine our ability to incur additional indebtedness. Consolidated Leverage ratios are the measure used to determine our ability to incur additional indebtedness under the indentures.

The following table provides a reconciliation from net income to EBITDA pursuant to the Notes.

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Net loss	$(46,129)	$(34,812)	$(38,021)	$(50,632)	$(51,276)
Interest expense	44,148	40,253	36,533	39,390	46,288
Income tax benefit	(168)	(625)	(956)	(595)	(1,082)
Depreciation and amortization	60,043	63,721	70,109	75,668	63,125
Non-cash loss on extinguishment of debt	874	3,694	—	—	878
Non-cash impairment charges	6,619	—	—	—	—

EBITDA pursuant to Notes	$65,387	$72,231	$67,665	$63,831	$57,933

During 2004, the Company recorded $6.6 million and $0.5 million of impairment charges relating to deferred production costs and a note receivable from the purchaser of the Company’s CCTV assets, respectively. Approximately $2.0 million of the $6.6 million impairment of deferred production costs represents cash expenditures during 2004. In addition, the Company recorded $1.5 millions of charges to reflect the write-off of capitalized installation labor upon client contract terminations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has restated the consolidated balance sheet as of December 31, 2003 and the consolidated statements of income, consolidated statements of changes in members’ deficiency and consolidated statements of cash flows for the years ended December 31, 2003 and 2002 and the first three interim quarters in 2004 in this Annual Report on Form 10-K. The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon. Management’s discussion and analysis of financial condition and results of operations reflects the financial statements as restated. See Note 2 to the Consolidated Financial statements for a more detailed discussion of this restatement.

Business Overview

Muzak is the leading provider of business music programming in the United States based on market share. We believe that, together with our franchisees, we have a market share of approximately 60% of the estimated number of U.S. business locations currently subscribing to business music programming.

For a typical Audio Architecture client generated by our owned operations, we make an initial one-time investment of approximately $1,200 (including equipment, installation labor, and sales commissions, net of installation fees) and currently generate approximately $45 of contribution per month per client location. This allows us to recover our investment in that location within 24 months and generate a 63.3% annual return on investment per Audio Architecture client location, based on an average client relationship of 10 years.

For a typical Voice client generated by our owned operations, we make an initial one-time investment of approximately $740 (including equipment, installation labor and sales commissions, net of installation fees) and currently generate approximately $45 of contribution (gross revenues less direct variable costs) per month per client location. This allows us to recover our investment in that location within 16 months and generate a 99% annual return on investment per Voice client location based on a typical five-year contract term.

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

Revenues, Cost of Revenues, Expenses and New Client Investments

Revenues from franchisees and from the sale of music and other business services represented 74.8 % of our total revenue in 2004, while equipment and other services revenue represented the remaining 25.2% of our total revenue in 2004.

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

Costs of Revenues

The cost of revenues for music and other business services consists primarily of broadcast delivery, programming and licensing associated with providing music and other business programming to a client or a franchisee. The cost of revenues for equipment represents the purchase cost plus handling, and shipping expenses. The cost of revenues for related services, which includes installation, service and repair, consists primarily of service and repair labor and labor for installation that is not associated with new client locations. The costs for installation that are associated with new client locations are capitalized as part of property and equipment and are depreciated over the initial contract term.

Expenses

Selling, general and administrative expenses include salaries, benefits, commissions, travel, marketing materials, training and occupancy costs associated with staffing and operating local sales offices. These expenses also include personnel and other costs in connection with our headquarters functions. Subscriber acquisitions costs (sales commissions) are amortized as a component of selling, general and administrative expense over the initial contract term. If a client’s contract is terminated early, the unamortized sales commission is typically recovered from the salesperson. Any remaining subscriber acquisition costs are reduced to reflect the termination of the client contract.

New Client Investment

The majority of our investments are comprised of our initial outlay for each new client location. We incur these costs only after receiving a signed contract from a client. Our typical initial one-time client installation investment per client location (including equipment, installation labor and sales commissions, net of installation fees) is approximately $1,200 and $740 per Audio Architecture and Voice client location, respectively. The cost of equipment and labor installed at the client’s premises is recorded within property and equipment and amortized over five years. In the event of a contract termination, we can typically recover and reuse the installed equipment. Subscriber acquisitions costs incurred in connection with acquiring new client locations are amortized as a component of selling, general and administrative expense over the initial contract term. If a client’s contract terminates early, the unamortized sales commission is typically recovered from the salesperson. Any remaining subscriber acquisition and capitalized installation labor costs are reduced to reflect the termination of the client contract.

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

Credit Allowance. The Company evaluates the need for a reserve against revenues for estimated losses resulting from the inability of clients to make required payments under their contracts. This analysis takes into consideration trends in accounts receivable agings, cancellation rates, and the reasons for cancellations. Such allowances include client balances that are not otherwise taken into account in establishing the allowance for doubtful accounts.

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

Property and equipment. The Company has significant property and equipment on its balance sheet which is primarily comprised of equipment provided to subscribers and the labor associated with the installation of the equipment provided to subscribers. The Company capitalizes labor by identifying the labor hours tracked by our technicians for installations of equipment provided to subscribers for receipt of the Company’s products. If a client contract terminates early, the Company estimates and records a charge in selling, general, and administrative expenses to reflect the write-off of the unamortized capitalized installation labor. Due to the significant volume of transactions that occurs each year for both new installations and cancellations, we do not track costs specifically by customer contract, and therefore estimates are required to determine the costs to expense for cancellations when a client contract terminates early. Upon a contract cancellation, the Company retrieves the equipment provided to the client from the client location to be re-used at another client location. Additionally, the valuation and classification of these assets and the assignment of useful depreciable lives involves judgment and the use of estimates. Changes in business conditions, technology, or customer preferences could potentially require future adjustments to asset valuations.

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

Deferred Subscriber Acquisition Costs. The Company has significant deferred subscriber acquisition costs on its balance sheet, which consist of commissions incurred in connection with acquiring new subscribers. The deferred subscriber acquisition costs are amortized into selling, general, and administrative expenses over the life of the client contract or five years, whichever is shorter, on a straight-line basis. If a client contract terminates early, the unamortized subscriber acquisition cost is typically recovered from the salesperson. Any remaining subscriber acquisition costs are reduced to reflect the termination of the client contract.

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

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues. Revenues increased 4.6% to $245.9 million in 2004 from $235.0 million in 2003. Music and other business services revenue increased 5.4% from $175.0 million in 2003 to $184.4 million in 2004. This increase is due to a net increase in the number of client locations at consistent prices and to existing client rate increases. $1.8 million, or approximately 1% of the music and other business service revenue increase is attributable to net rate changes during 2004. Our music and other business service revenue growth of 5.4% is lower than historical periods due to fewer new client installations as our cancellation rate of 10.1% was consistent with 2003 levels. The reduction in new client locations added was primarily due to disruptions associated with the reorganization and the centralization of the scheduling function at the home office. During 2004, we added, net of cancellations, 3,400 Audio Architecture, 4,700 Voice, and 500 other locations.

Equipment and labor revenues increased 2.3% over 2003 despite the sale of the Company’s CCTV product line in early 2004. The CCTV product line contributed approximately $7.0 million in equipment and labor revenues during 2003. This increase is due to the sale of system related products, such as sound systems that support our core products as well as non-music related equipment such as drive-thru systems and plasma screens.

Cost of Revenues. Cost of music and other business services revenues increased $2.6 million to $34.9 million in 2004 from $32.3 million in 2003. Cost of music and other business services revenues as a percentage of revenues was 18.9% and 18.5% in 2004 and 2003, respectively. This increase is due to incremental royalty expenses of $1.6 million relating to our new licensing agreement with BMI, an increase in amounts due to licensing collectives and record companies as a result of more clients opting to receive music via an on-premise device, as well as to an increase in the amounts paid in 2004 for licensing royalties based on a detailed review of the amounts owed to licensing collectives in late 2003. These increases are offset by a $1.5 million reduction in licensing royalty accruals in the fourth quarter of 2004 due to the closure of certain audit periods.

Costs of equipment and related services revenue increased 13.7% to $56.9 million in 2004 from $50.1 million in 2003. Costs of equipment and related services as a percentage of revenues increased from 83.4% in 2003 to 92.6% in 2004. This 9.2 percentage point increase is due to the following: (i) 3.6% is due to lower new client installations resulting in excess installation labor capacity as well as capitalized installation labor impairment charges associated with client contract terminations (ii) 2.5% is due to the equipment sales at lower margins and (iii) the remaining 3.1% is attributable to higher salaries and related benefits for our technicians. The reduction in new client installations is due to implementation challenges associated with the centralization of the scheduling function and the learning curve for the new employees performing this function. The lower margin equipment sales was primarily due to the sale of music receiving equipment that we typically provide as part of the music service and to the sale of more drive-thru systems to the quick service industry during 2004, which carry lower margins than our typical equipment sales.

Selling, General, and Administrative Selling, general, and administrative expenses increased 9.2% to $88.0 million in 2004 from $80.6 million in 2003. Amortization of deferred subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses was relatively flat at $15.8 million in 2004 as compared to $15.6 million 2003 due to 1999 subscriber acquisition costs becoming fully amortized during 2004. The remaining increase of $7.2 million is comprised of the following: (i) $1.8 million of costs associated with the Company’s reorganization (ii) $0.6 million impairment on a note receivable from the purchaser of our CCTV assets (iii) $2.5 million of professional fees, including legal and accounting expenses (iv) $2.3 million bad debt expense and (v) $0.6 million increase in insurance premiums. These increases of $7.8 million are offset by reductions in sales and administrative workforces during the fourth quarter of 2003 and throughout 2004. The increase in professional fees is primarily due to legal costs incurred in connection with rate court proceedings and various lawsuits as well as to an increase in accounting fees due to the ongoing implementation of standards imposed by the Sarbanes Oxley legislation.

Impairment charge. The Company recorded a $6.6 million impairment of its deferred production costs during the fourth quarter of 2004. Historically, deferred production costs were incurred to create master music programs for future distribution to the Company’s clients. As a result of technological enhancements in the Company’s processes for creating and distributing many of its core music programs, the use of master recordings in the music creation and delivery process has been substantially eliminated.

Deprecation and amortization expense. Depreciation and amortization expense was $60.0 million and $63.7 million in 2004 and 2003, respectively. Depreciation expense decreased $0.6 million to $44.6 million in 2004 from $45.2 million in 2003. This decrease is due to the 1999 subscriber investments becoming fully depreciated during 2003 and 2004. Amortization expense decreased $3.1 million to $15.4 million in 2004 from $18.5 million in 2003 due to several trademarks and non-compete agreements becoming fully amortized during 2003 and 2004.

Interest expense. Interest expense increased $3.9 million or 9.7% in 2004 as compared to 2003. The increase is due to the issuance of our 10% Senior Notes and repayment of our previous Senior Credit Facility in 2003 and overall higher indebtedness. The Old Senior Credit Facility bore interest rates at the Company’s choice of LIBOR or the Base Rate plus a margin, based on the Company’s leverage ratio. In May 2004, the Company issued $35.0 million in term loans and used the proceeds to repurchase $32.7 million in aggregate principal amount of the Company’s 13% Senior Discount Notes.

Loss on extinguishment of debt. The $1.9 million loss on extinguishment of debt in 2004 is comprised of (i) $1.7 million relating to the repurchase of $32.7 million in aggregate principal amount of the Company’s 13% Senior Discount Notes at a premium of $1.0 million and the write off of related deferred financing fees of $0.7 million and (ii) $0.2 million relating to the write off of financing fees associated with the $5.0 million reduction in revolving commitments. The $3.7 million loss on extinguishment of debt in 2003 was recorded in connection with the issuance of 10% Senior Notes due 2009 and was comprised of $5.2 million write off of deferred financing fees related to the then existing Senior Credit Facility, $0.4 million reclassification of other comprehensive loss to earnings, offset by a $1.9 million gain on the repurchase of $18.1 million principal amount of Senior Discount Notes.

Net Loss. Net loss increased $11.3 million to $46.1 million in 2004 from $34.8 million in 2003 due to the reasons stated above.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. Revenues increased 7.9% to $235.0 million in 2003 from $217.7 million in 2002. Music and other business services revenue increased 7.3% to $175.0 million in 2003. Our 2003 music and other business services revenue growth is consistent with historical periods and validates the stability of our recurring revenue base. This increase is due primarily to a net increase in the number of client locations at consistent prices. In addition, we implemented a rate increase to our existing client base during the year, which increased revenues approximately 1.0% over 2002. During 2003, we were able to reduce our cancellation rate to 10.2% from 10.7% in 2002 and from 11.8% in 2001 as a result of client relations programs throughout the Company. During 2003, we added, net of cancellations, 11,700 Audio Architecture, 5,000 Voice, and 1,700 other locations.

Equipment and related services revenue increased 9.8% or $5.3 million to $60.1 million in 2003. This increase was related to sales of closed circuit television systems (“CCTV”). We began focusing on this product line in late 2002 and made an investment in sales, administrative, and operational resources to support its growth. During 2003, we realized that significant resources were and would continue to be required to address the ever-increasing sophistication and complexity of technology and related product offerings in the CCTV marketplace. In light of the anticipated demands and complexities of this product line, we made a strategic decision to reallocate our capital resources and management efforts to our core products and services and exit the CCTV product line in late 2003. On March 1, 2004, we sold this product line to a third party for $1.9 million in notes receivable.

Cost of Revenues. Cost of music and other business services revenues decreased 6.3% or $2.2 million to $32.3 million in 2003. This reduction reflects the fact that the Company made no increases in reserves for estimated prior period licensing royalties during 2003 while a $3.1 million charge for prior period licensing royalties was recorded in 2002. Excluding the increase in reserves during 2002, cost of music and other business services revenues as a percentage of revenues was 18.5% and 19.2% in 2003 and 2002, respectively. The improvement in margin is due to the leveraging of our fixed cost infrastructure, a reduction in our on premise media fulfillment costs, as well as synergies realized through the use of our voice website for message fulfillment.

Cost of equipment and related services increased 14.5% or $6.3 million in 2003 from 2002. Cost of equipment and related services as a percentage of revenues was 83.4% and 79.9% during the 2003 and 2002 period, respectively. This increase is partially due to additional labor costs incurred during the fourth quarter of 2003 as a result of the September 2003 Telstar 4 satellite disruption. During the nine day period following the satellite disruption our technicians were primarily focused on re-pointing satellite dishes of affected client locations. As a result, we incurred additional labor costs of approximately $0.9 million in the fourth quarter in order to meet client installation schedules. The remaining increase is primarily due to costs related to the additional resources needed to support the start-up phase of our CCTV product line.

Selling, General, and Administrative. Selling, general, and administrative expenses were $80.6 million and $72.0 million for the years ended December 31, 2003 and 2002, respectively. This increase is largely attributable to the amortization of sales commissions, a non-cash component of selling, general, and administrative expenses. Amortization of sales commissions was $15.6 million and $12.4 million for the years ended December 31, 2003 and 2002, respectively. This increase is directly related to the increase in music and other business services revenues. Excluding the amortization of sales commissions, selling, general, and administrative expenses increased 9.1% to $65.0 million in 2003 from $59.6 million in 2002. This increase is attributable to the targeted investments made in sales and client relations infrastructure, higher commissions on equipment revenues, a $0.5 million reserve in connection with Bono vs. Muzak, and increased insurance costs. This increase is slightly offset by approximately $0.5 million in savings from bringing in house certain administrative functions previously performed by a third party. Excluding the amortization of sales commissions, selling, general, and administrative expenses as a percentage of revenues were 27.7% and 27.4% for the fiscal years ended December 31, 2003 and 2002, respectively.

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

Net Loss. The combined effect of the foregoing resulted in a net loss of $34.8 million and $38.0 million in the years ended December 31, 2003 and 2002, respectively.

2005 Expectations of Results of Operations

We expect that the 2005 business services revenue growth rate will be below historical levels as the Company’s business plan anticipates less growth in new client locations. Although the 2005 growth rate will be consistent with the latter half of 2004, we believe we will be able to maintain this growth rate with a lower cost base. In addition, the business services revenue margin will decrease slightly due to the increases in royalty payments under our new agreements with the licensing societies. We expect that equipment and related services revenue will be flat as compared to 2004 levels. Although the equipment and related services revenue margin will be impacted in the first quarter and will continue to be impacted by lower installation activity, the implementation of certain initiatives should enable the Company to more efficiently manage its resources in the latter half of the year. A majority of the 2004 increase in selling, general, and administrative expenses, excluding the non cash amortization of sales commissions, was due to legal fees incurred in connection with rate court proceedings with the licensing societies and other various lawsuits, as well as bad debt expense and severance and related charges associated with our reorganization efforts. While we believe that we will benefit from decreases in certain selling, general, and administrative expenses such as legal costs, we expect that selling, general, and administrative expenses in 2005 will be similiar to 2004 levels.

Liquidity and Capital Resources

Sources and Uses. Our principal sources of funds have been cash generated from operations and borrowings under the senior credit facility. Cash was primarily used during 2004 to make investments relating to new client locations and to make interest payments on our indebtedness. Cash flows provided by operations were $24.6 million, $27.9 million, and $31.6 million and cash flows used in investing activities were $37.9 million, $41.5 million, and $38.8 million during the years ended December 31, 2004, 2003, and 2002, respectively. During the years ended December 31, 2004, 2003, and 2002, cash flows provided by financing activities were $11.5 million, $14.1 million, and $6.4 million, respectively.

The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the year ended December 31, 2004, our total initial investment in new client locations was $46.5 million, which was comprised of equipment and installation costs attributable to new client locations of $29.6 million and $16.9 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

We also invested $2.3 million in system upgrades, furniture and fixtures, and computers to be used at our headquarters Our investment to replenish the equipment exchange pool relating to our drive-thru systems client locations was $3.3 million during 2004. In addition, during 2004, we incurred equipment and installation costs of $1.0 million relating to conversions from one delivery platform to another delivery platform. We used existing receivers for the majority of these conversions, but incurred installation costs and costs associated with procuring satellite dishes.

Due to the centralization of the administrative, purchasing, and scheduling functions, and the associated learning curve of new employees performing these functions, we experienced an increase in both receivables and inventory balances during 2004. However, the centralization has enabled us to implement consistent policies and procedures in all functional areas as well as to standardize product offerings. This should enable the Company to improve working capital balances throughout 2005. In addition, we recently amended a purchase commitment for receivers used on our AMC-1 delivery platform, which will result in a reduction in commitment of $2.6 million during 2005. This commitment is included in unconditional purchase obligations below.

Our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest payments on our indebtedness. The following table summarizes contractual obligations and commitments at December 31, 2004 (in thousands).

	Payments due by period
	1 year	2-3 years	4-5 years	After 5 years	Total
Long-term debt	$101	$69,228	$335,275	$25,608	$430,212
Interest	41,377	81,405	52,057	2,065	176,904
Royalties payable to ASCAP and BMI	12,800	25,600	25,600	—	64,000
Capital lease obligations	2,979	2,555	34	—	5,568
Operating leases	9,021	16,317	14,447	34,090	73,875
Unconditional purchase obligations	7,611	12,505	6,610	—	26,726

Total contractual cash obligations	$73,889	$207,610	$434,023	$61,763	$777,285

We currently anticipate that our total initial investment in new client locations during 2005 will be approximately $43.8 million including $28.1 million of equipment and installation costs attributable to new client locations, and $15.7 million in sales commissions relating to new client locations. The Company is focused on reducing the initial investment associated with new client locations through the re-use of equipment and efficiencies gained from product standardization, vendor consolidation and labor management, and a reduction in the new client location growth rate. In addition, we anticipate our investment in property and equipment to be used at headquarters, equipment for use in the exchange pool for servicing drive-thru systems client locations, and equipment and installation costs for conversions will be approximately $5.0 million.

We currently expect that our primary source of funds will be cash flows from operations and our secondary source to be approximately $21.0 million of net proceeds from our New Senior Credit Facility. As of April 15, 2005, we had outstanding debt of $80.1 million (including letters of credit of $2.6 million) under our $90.0 million then existing Senior Credit Facility. On April 15, 2005, the Company refinanced its then existing Senior Credit Facility with a $105.0 million term loan. A portion of the proceeds was used to repay the existing outstanding term and revolving loans and associated interest and to collateralize outstanding letters of credit under the then existing Senior Credit facility, and to pay related fees and expenses. Total cash available, after giving effect to this refinancing and to existing cash balances as of April 15, 2005, was approximately $27.2 million. Although the Company believes that it will generate positive operating cash flows in fiscal 2005, it expects that a portion of the excess cash resulting from the financing transaction described above will be required to fund its growth in new client locations and debt service for at least the next twelve months.

Overall, the Company’s business plan anticipates reduced growth in new client locations and operational and administrative improvements. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control. Given that the Company no longer has a revolving credit facility, if it required cash in excess of amounts on hand, it may be required, among other things, to incur additional indebtedness, enter into other financing transactions, defer business opportunities, reduce its expenses, or sell assets.

Mandatory Debt Repayments. The new Senior Credit Facility entered into in April 2005 provides for mandatory prepayments with net cash proceeds of certain asset sales, net cash proceeds of permitted debt issuances, and net cash proceeds from insurance recovery and condemnation events. The 10% Senior Notes mature in February 2009, the 9 7/8% senior subordinated notes mature in March 2009, and the 13% senior discount notes mature in March 2010. The indentures governing the 10% Senior Notes, 9 7/8% senior subordinated notes and the 13% senior discount notes provide that in the event of certain asset dispositions, the Company must apply net proceeds first to repay, as required, senior credit facility indebtedness. To the extent the net proceeds have not been applied within 360 days to an investment in capital expenditures or other long term tangible assets used in the business, and to the extent the remaining net proceeds exceed $10.0 million, we must make an offer to purchase outstanding 10% Senior Notes at 100% of the accreted value. To the extent there are excess funds after the purchase of the 10% Senior Notes, the Company must make an offer to purchase 9 7/8% senior subordinated notes at 100% of their principal amount plus accrued interest. To the extent there are excess funds after the purchase of the 9 7/8% senior subordinated notes, the Company must make an offer to purchase outstanding senior discount notes at 100% of the accreted value. The Company must also make an offer to purchase outstanding 10% Senior notes, 9 7/8% senior subordinated notes and the 13% senior discount notes at 101% of their principal amount plus accrued and unpaid interest if a change in control of the Company occurs.

Interest Rate Protection Agreements. The Company’s interest rate swap agreement, entered into in May 2003 to mitigate the fixed interest costs associated with the Senior Notes, ended in November 2004. This interest rate swap agreement effectively exchanged $220.0 million of fixed rate debt at 10.0% for six month LIBOR plus 7.95%.

Related party transactions

The Company has a Management and Consulting Services Agreement (“Management Agreement”) with ABRY Partners, which provides that Muzak will pay a management fee as defined in the Management Agreement. During 2004, 2003 and 2002, Muzak incurred fees and expenses of $0.3 million, $0.4 million, and $0.4 million, respectively under this agreement. Either Muzak or ABRY Partners, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other. In addition, we accrued $0.9 million of fees and expenses payable to ABRY Partners for services rendered in connection with the private placement of the Senior Notes during 2003 and accrued $0.1 million for services rendered for financing efforts in 2002.

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

Seasonality

Muzak experiences slight seasonality in its equipment and related services revenues and costs of revenues during the third and fourth quarters resulting primarily from our retail client base which constructs and opens new retail stores in time for the fourth quarter holiday season.

Inflation and Changing Prices

We do not believe that inflation and other changing prices have had a significant impact on our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

As a result of the issuance of 10% Senior Notes in May 2003 and the use of proceeds therefrom, the majority of our debt is fixed rate debt. Our exposure to market risk for changes in interest rates is limited to our Senior Credit Facility. The interest rate exposure for our variable rate debt obligations is currently indexed to LIBOR of one, two, three, six, nine, or twelve months as selected by us, or the Alternate Base Rate as defined. We have used interest rate protection agreements in the past to reduce borrowing rates although none are in effect as of December 31, 2004.

The table below provides information about our debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates are based on implied LIBOR in the yield curve at the reporting date. The principal cash flows are in thousands.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value December 31, 2004
Debt:
Fixed rate ($US)	$101	$110	$118	$131	$335,144	$25,608	$361,212	$300,948
Average interest rate	10.2%	10.2%	10.2%	10.2%	12.3%	10.7%
Variable rate ($US)	$—	$—	$69,000	$—	$—	$—	$69,000	$69,000
Average interest rate	7.6%	8.4%	8.6%	—%	—%	—%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index in Item 15 of this annual report on Form 10-K. Quarterly information (unaudited) is presented in a Note to the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, our CEO and CFO, to allow timely decisions regarding required disclosure.

The Company’s management and its Board of Directors concluded on March 28, 2005 that the Company’s fiscal year 2003 and 2002 consolidated financial statements should be restated to correct an error resulting from revenue and accounts receivable cut-off procedures as well as a revision in classification to reflect redeemable Class A units outside of members’ deficiency on the consolidated balance sheet.

In preparing our 2004 year end financial statements, we discovered an error pertaining to revenue and accounts receivable cutoff procedures dating back to the time of the merger of Audio Communications Network and Muzak Limited Partnership in March 1999. The error impacted earnings in 1999 and had an immaterial impact on earnings subsequent to 1999. The balance sheet impact of the error is an overstatement of accounts receivable, an overstatement of accrued expenses for the portion of such receivables that related to billings on behalf of our franchisees, and an understatement of inventory and accumulated deficit balances. Because the error in cut-off occurred consistently at each balance sheet date since December 31, 1999, the correction of this error did not result in materially different earnings for the periods reported since 1999. The errors in cut-off related to both our billings for recurring revenue services and equipment and labor revenues. The cutoff error resulted from recording revenues in advance of the period earned. The error relating to recurring services revenue also resulted in an overstatement of amounts payable to our franchisees for billings performed on their behalf.

Based on our evaluation of disclosure controls and procedures, as of the date of the end of the period covered by this Annual Report, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as a result of the restatement item discussed in the preceding paragraph. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our financial reports have been made known to management, including our CEO and CFO, and other persons responsible for preparing such reports and is recorded, processed, summarized and reported.

Based on management’s evaluation of the restatement item described above, management has determined that a material weakness existed in our internal control over financial reporting. In response to the identified weakness, we have taken steps to strengthen our internal controls over financial reporting, which were implemented in the first quarter of 2005, to prevent recurrence of the circumstances that resulted in our determination to restate our financial statements for the years ended December 31, 2003 and 2002 and the first three quarters of 2004. Our new control procedures provide for formal reconciliation and review procedures surrounding all financial statement accounts on a monthly basis. Such reconciliations are reviewed and approved by a manager in our accounting department. We are reviewing all work orders completed by the end of the period and recording all completed but unbilled equipment revenues to ensure proper cut-off. We believe that our accounting personnel are adequately trained and that we have appropriate staffing levels.

ITEM 9B.	OTHER INFORMATION

On April 15, 2005, the Company entered into a new $105.0 million senior secured term loan facility (“New Senior Credit Facility”) payable in quarterly installments of 0.25% beginning September 2005 until final maturity on April 15, 2008. A portion of the proceeds from the New Senior Credit Facility was used to repay in full the outstanding term and revolving loans and associated interest and to collateralize outstanding letters of credit under the Company’s then existing Senior Credit Facility, and to pay related fees and expenses. The then existing senior credit facility has been terminated. The New Senior Credit facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of our tangible and intangible assets and (ii) the capital stock of our subsidiaries. The non-guarantor subsidiary is minor and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The New Senior Credit Facility contains a senior secured leverage ratio and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Muzak is a wholly owned subsidiary of the Company. The Company is a limited liability company whose affairs are governed by a Board of Directors. The following table sets forth information about the directors of the Company and the executive officers of Muzak as of December 31, 2004. Each of the persons identified below as a director is currently a director of the Company with the exception of Mr. Unger. Mr. Yudkoff is the sole director of Muzak. The election of directors is subject to the terms of the Members Agreement and Securityholders Agreement and is described below under “Item 13. Certain Relationships and Related Transactions.”

Name	Age	Position and Offices
Lon E. Otremba	47	Director, President, and Chief Executive Officer
Stephen P. Villa	41	Director, Chief Operating Officer, and Chief Financial Officer
Scott J. Wolf	49	Senior Vice President, Sales
Kenneth F. Kahn	42	Senior Vice President, Product and Marketing
David M. Moore	41	Chief Technology Officer
Mary Ann Lusk	45	Senior Vice President, Client Services
Thomas J. Gantert	45	Senior Vice President, Operations
Michael F. Zendan II	41	General Counsel, Vice President and Assistant Secretary
William A. Boyd	63	Director and Chairman Emeritus
Royce G. Yudkoff	49	Director
Peni A. Garber	41	Director
Robert P. MacInnis	38	Director
David W. Unger	48	Director
Hilary Kaiser Grove	29	Director
Andrew Banks	49	Director

The following sets forth biographical information with respect to the directors of the Company and executive officers of Muzak.

Lon E. Otremba has been the Chief Executive Officer of the Company since April 2004 and a Director and the Company’s President since September 2003. He served as Executive Vice President of America Online’s Interactive Marketing Group from May 2002 to September 2003. From January 2002 to April 2002 he served as Executive Vice President of Strategic Planning for America Online’s Local Partnership Group. From November 2000 to January 2002, he served as Chief Executive Officer of BountySystems, Inc. Prior to joining BountySystems, he was President of Mail.com from March 2000 to October 2000 and served as Mail.com’s Chief Operating Officer from October 1997 to March 2000.

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

Scott J. Wolf has been the Company’s Senior Vice President of Sales since August 2004. From April 2004 to August 2004, Mr. Wolf served as the Company’s Senior Vice President of National Sales. Prior to joining the Company in April 2004, Mr. Wolf was the Executive Vice President of Sales for Vivendi Universal’s Music Internet Group from June 2002 to September 2003. From June 1999 to December 2001, he served as the Senior Vice President of Sales and Business Development of NetCreations.

Kenneth F. Kahn has served as Senior Vice President of Product and Marketing since May 2004. From September 2002 to May 2004 he served as the Senior Vice President of the Owned Operations, North Region. From April 2002 to September 2002, he served as Vice President of Sales and Marketing and as Vice President of Marketing from March 1999 to April 2002. Mr. Kahn served as the Vice President of Marketing for Old Muzak from 1997 to March 1999 and as Sales Manager for Old Muzak’s New York office from 1996 to 1997. Prior to joining Old Muzak, Mr. Kahn worked for Emphasis Music, Astroland Amusement Park, and Phase One Distribution.

David M. Moore has served as Chief Technology Officer since November 2004 and served as Senior Vice President of Technical Operations from May 2000 to September 2004. Mr. Moore served as Vice President of the Network Operations Center from March 1999 to May 2000. Mr. Moore served as an Account Executive at Foundation Telecom, Inc. from 1996 to 1997. From 1990 to 1996 and June 1998 to March 1999, Mr. Moore held various positions at Old Muzak.

Mary Ann Lusk has served as the Company’s Senior Vice President of Client Services since July 2004. Prior to joining Muzak, Ms. Lusk was an independent service consultant from December 2003 to July 2004. From July 2002 to November 2003, Ms. Lusk served as the Vice President of Customer Interaction at CNA Insurance. From September 1995 to December 2001, Ms. Lusk was the Director of Client Service Business Markets for Ameritech Communications.

Thomas J. Gantert has been the Company’s Senior Vice President of Operations since October 2004 and served as the Company’s Vice President of Field Operations from May 2004 to October 2004. From October 2002 to May 2004, he served as the regional general manager of the Company’s Denver, Dallas, Houston, Kansas City, and Omaha offices. From March 1999 to October 2002, Mr. Gantert served as the Regional Vice President of the Company’s California, Portland, Seattle, Denver, Phoenix, Salt Lake City and Boise offices. From December 1986 to March 1999, he held various positions at Old Muzak.

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

William A. Boyd has served as Chairman Emeritus since March 2004 and has served on the Board of Directors since March 1999. Mr. Boyd served as the Chief Executive Officer of the Company from March 1999 to March 2004 and was the Chief Executive Officer of Old Muzak from 1997 to March 1999. Mr. Boyd started his career with Muzak in 1969 and has held various positions during his tenure with the Company’s predecessors. In addition, Mr. Boyd owned and operated one of Muzak’s franchises during his Muzak career.

Royce G. Yudkoff has served as Director since March 1999 and as the sole director of Muzak since March 1999. He is the President and Managing Partner of ABRY Partners, a private equity investment firm which focuses exclusively on media and communications companies. Prior to co-founding ABRY Partners, Mr. Yudkoff was a partner at Bain & Company, where he shared significant responsibility for the firm’s media practice. Mr. Yudkoff is presently a director or the equivalent of various companies including Penton Media, Inc., USA Mobility, Inc., and Nexstar Broadcasting Group LLC.

Peni A. Garber has served as Director since March 1999. She is a partner and Secretary of ABRY Partners, a private equity investment firm which focuses exclusively on media and communication companies. She joined ABRY Partners in 1990 from Price Waterhouse, where she served as Senior Accountant in the Audit Division from 1985 to 1990. Ms. Garber is presently a director or the equivalent of CommerceConnect Media Holdings, Inc., Penton Media, Inc., and Dolan Media Company.

Robert P. MacInnis has served as Director since November 2003. He is a partner of ABRY Partners, a private equity firm which focuses exclusively on media and communication companies. Prior to joining ABRY Partners, he was Chief Financial Officer of Weather Services Corporation, an ABRY portfolio company. From 1991 to 1997, he was associated with PricewaterhouseCoopers, where he was a senior manager in the Mergers and Acquisitions Group. Mr. MacInnis is presently a director or the equivalent of various companies including Hispanic Yellow Pages Network LLC and Consolidated Theatres.

David W. Unger served as a Director from March 1999 until his resignation in February 2005. He is the Managing Partner of Avalon Equity Partners and has served in this capacity since its inception in December 1999. Mr. Unger previously served as Vice President of Muzak from March 1999 to August 1999 and was Executive Vice President of Audio Communications Network from May 1997 to March 1999. Prior to May 1997, he was chairman of SunCom Communications, LLC, a franchise of Muzak.

Hilary Kaiser Grove has served as Director since November 2003. She joined ABRY Partners, a private equity firm which focuses exclusively on media and communication companies, in July 1999. Prior to joining ABRY Partners, Ms. Grove was an investment banking analyst at Lehman Brothers in the Media and Telecommunications Group from July 1997 to July 1999. She is a director or the equivalent of CommerceConnect Media Holdings and Billing Services Group, LLC.

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

Code of Ethics

The Company and Muzak have adopted a code of ethics applicable to the company’s senior financial officers, including the company’s principal executive officer. This Code of Ethics (the “Code”) has been adopted by the Company and Muzak in accordance with Section 406 of the Sarbanes-Oxley Act of 2002, and the rules issued by the Securities and Exchange Commission thereunder. We make such code available free of charge within the “Investor Relations” information section of our internet website, at www.muzak.com. We intend to disclose any amendments to our code of ethics that would otherwise be disclosed on Form 8-K and any waiver from a provision of that code granted to our executive officers or directors that would otherwise be disclosed on Form 8-K on our internet website within five business days following such amendment or waiver. The information contained on or connected to our internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of Muzak’s Chief Executive Officer and Muzak’s four most highly compensated executive officers, at December 31, 2004, for services in all capacities to the Company.

Summary Compensation Table

	Year	Annual Compensation			Long Term Compensation	All Other Compensation
Name and Principal Position		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)(a)	($)(b)
William A. Boyd(c) Chairman Emertius	2004 2003 2002	305,800 337,665 300,023	— 75,000 —	42,000 45,000 42,000	— — —	3,662 3,600 2,908

Lon E. Otremba(d) Chief Executive Officer	2004 2003	329,375 81,260	— —	91,955 14,218	2,829	— —

Stephen P. Villa(e) Chief Operating Officer and Chief Financial Officer	2004 2003 2002	278,702 219,746 212,117	— 100,000 —	3,600 3,600 4,474	— 234 —	7,235 7,178 6,600

Scott Wolf (f) Senior Vice President Sales	2004	116,308	80,000	4,431	—	—

Kenneth F. Kahn(g) Senior Vice President, Products and Marketing	2004 2003 2002	173,999 174,329 159,923	— 25,000 —	6,000 6,000 6,000	— — 88	3,373 4,794

(a)	Consists of non-voting equity interests issued by the Company to key employees.

(b)	Consists of contributions by the Company to a defined contribution 401(k) plan.

(c)	Other Annual Compensation consists of a housing allowance of $36,000, $39,000 and $36,000 and a car allowance of $6,000, $6,000 and $6,000 in 2004, 2003, and 2002, respectively. Aggregate restricted stock holdings were 898 shares, with a value on December 31, 2004 of zero. Mr. Boyd is 100% vested in all of his restricted stock holdings. Effective March 15, 2004, Mr. Boyd stepped down as Chief Executive Officer and is serving as the Company’s Chairman Emeritus, as well as a Director, and is rendering certain executive services to Muzak.

(d)	Has served as the Company’s Chief Executive Officer since April 2004 and the Company’s President since September 2003. Other annual compensation includes housing of $25,100 and $4,358 and the use of a Company car of $6,546 and $1,635 in 2004 and 2003, respectively. In addition, other annual compensation includes $60,309 and $8,225 in 2004 and 2003, respectively, of travel and other related expenses for Mr. Otremba to commute between the Company’s headquarters and his home during 2004. Aggregate restricted stock holdings were 2,829 shares, with a value of zero on December 31, 2004. The 2,829 restricted stock holdings vested 20% on September 29, 2004 and will vest in four additional installments of 565.80 each on September 29, 2005, September 29, 2006, September 29, 2007, and September 29, 2008. He is eligible to receive additional restricted stock holdings upon meeting certain financial targets.

(e)	Has served as Chief Operating Officer since October 2001 and as Chief Financial Officer since September 2000. Other Annual Compensation consists of a car allowance of $3,600, $3,600, and $4,474 in 2004, 2003 and 2002, respectively. Aggregated restricted stock holdings were 1,056 shares, with a value on of zero on December 31, 2004. The vesting schedule of the restricted stock holdings is as follows:

	Number of Shares	Vested as of 12/31/2004	Vesting Schedule
Date of Grant			2005	2006	2007
September 27, 2000	294	235.2	58.8	—	—
January 1, 2001	57	34.0	11.5	11.5	—
November 5, 2002	470	282	94	94	—
June 16, 2003	235	94	47	47	47

(f)	Joined the Company in April 2004. Other annual compensation consists of a car allowance of $4,432 in 2004.

(g)	Has served as Senior Vice President, Products and Marketing since May 2004. Other annual compensation consists of a car allowance of $6,000 in 2004, 2003, and 2002. Aggregated restricted stock holdings were 439 shares, with a value of zero on December 31, 2004. 351 shares of the restricted stock holdings are fully vested as of December 31, 2004. The vesting schedule for the remaining 88 shares of the restricted stock holdings is as follows: 20% each on September 12, 2003, September 12, 2004, September 12, 2005, and September 12, 2006. After September 11, 2007, the restricted stock holdings are 100% vested.

Voting and Terms of Office

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Company, each director of the Company is designated as either a “Class A Director” or a “Class B Director.” Each Class A Director is entitled to three votes and each Class B Director is entitled to one vote. Any decisions to be made by the Board of Directors, requires the approval of a majority of the votes of the Board of Directors. The authorized number of each class of directors is three Class A Directors, Messrs. Banks and Yudkoff and Ms. Garber, and five Class B Directors, Messrs. Boyd, Villa, MacInnis, Otremba, and Mrs. Grove. The number of directors may be increased or decreased by the Board of Directors. Directors hold office until their respective successors are elected and qualified or until their earlier death, resignation or removal.

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

Other Executive Officers. Each of Messrs., Kahn and Wolf is a party to an employment agreement with the Company, the terms of which are the same in all material respects. Each agreement may be terminated at any time by either party. Under the agreements, the executive is:

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

The following table sets forth information regarding the beneficial ownership of the Class A and Class A-1 units of the Company, which are the only outstanding membership interests in the Company with voting rights, as of March 15, 2005, by:

•	holders having beneficial ownership of more than 5% of the voting equity interest of the Company;

•	each director of the Company;

•	each of Muzak’s executive officers shown in the summary compensation table; and

•	all directors and executive officers as a group.

	Beneficial Ownership(a)
Beneficial Owner	Number	Percentage
MEM Holdings, LLC(b) 111 Huntington Avenue, 30th floor Boston, MA 02199	84,991	64.2%
AMFM Systems Inc.(c) 200 East Basse Road San Antonio, Texas 78209	27,233	20.6%
William A. Boyd	1,323	1.0%
Lon E. Otremba	—	*
Stephen P. Villa	—	*
Scott J. Wolf	—	*
Kenneth F. Kahn	11	*
Andrew Banks	—	*
Peni A. Garber	—	*
Robert P. MacInnis	—	*
Hilary K. Grove	—	*
Royce G. Yudkoff(d)	84,991	64.2%
All directors of the Company and executive officers of Muzak as a group (10 persons)	87,580	66.1%

*	Less than 1%

(a)	“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, the Company believes that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

(b)	MEM Holdings, LLC is controlled by ABRY Broadcast Partners II, L.P. and ABRY Broadcast Partners III, L.P., both of which are affiliates of ABRY Partners.

(c)	AMFM Systems Inc. is owned by Clear Channel Communications, Inc.

(d)	Mr. Yudkoff is the sole owner of the equity interests of ABRY Holdings III, Inc., the general partner of ABRY Equity Investors, L.P., the general partner of ABRY Broadcast Partners III. Mr. Yudkoff is also the sole owner of ABRY Holdings, Inc., the general partner of ABRY Capital, L.P., which is the general partner of ABRY Broadcast Partners II. As a result, Mr. Yudkoff may be deemed to beneficially own the shares owned by ABRY Broadcast Partners III, and ABRY Broadcast Partners II, which are the beneficial owners of MEM Holdings. The address of Mr. Yudkoff is the address of MEM Holdings.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Indemnification

Muzak’s Limited Liability Company Agreement dated as of March 18, 1999, as amended, provides for indemnification of directors and officers, including advancement of reasonable attorney’s fees and other expenses, in connection with all claims, liabilities and expenses arising out of the management of Muzak’s affairs. Such indemnification obligations are limited to the extent Muzak’s assets are sufficient to cover such obligations. Muzak carries directors and officers insurance that covers such exposure for indemnification up to certain limits. As of December 31, 2004 and 2003, we had accrued $50,000 to cover indemnification.

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

ABRY Partners Management and Consulting Services Agreement

Pursuant to an Amended and Restated Management and Consulting Services Agreement between ABRY Partners and the Company dated March 18, 1999, ABRY Partners is entitled to a management fee when, and if, it provides advisory and management consulting services to the Company. During 2004, 2003 and 2002, Muzak incurred fees and expenses of $0.3 million, $0.4 million, and $0.4 million, respectively under this agreement. Either ABRY Partners or the Company, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other. In addition, during 2003, the Company incurred fees and expenses of $0.9 million payable to ABRY Partners for services rendered in connection with the private placement of the Senior Notes and incurred fees of $0.1 million for services rendered for financing efforts during 2002.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the aggregate fees for each of the last two fiscal years for professional services rendered by our principal accountant:

Professional Services	2004	2003
Audit Fees	$350,000	$236,000
Audit-Related Fees	—	180,000
Tax Fees	235,000	230,000
All Other Fees	—	—

Audit- related fees relate to professional services rendered by our principal accountant in conjunction with the issuance of the 10% Senior Notes in May 2003.

Since our equity interests are not currently listed on or with a national securities exchange or national securities association, we are not required to have an audit committee and therefore do not have an audit committee financial expert. As such, the Board of Directors performs the function of an audit committee. Prior to engaging our principal accountant to render audit or non-audit services, the engagement as well as charges for such services is approved by our Board of Directors. All fees incurred during 2004 were pre-approved by the Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

(a)(2) Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of January 29, 1999 among ACN Holdings, LLC, Audio Communication Network, LLC, Muzak Limited Partnership, MLP Acquisition L.P. and Muzak Holdings Corp.(1)

2.2	First Amendment to the Agreement and Plan of Merger dated as of March 17, 1999 by and among Muzak Holdings LLC (f/k/a ACN Holdings, LLC), Audio Communications Network, LLC, Muzak Limited Partnership, MLP Acquisition, L.P. and Muzak Holdings Corp.(1)

2.3	Contribution Agreement between Capstar Broadcasting Corporation and ACN Holdings, LLC dated as of February 19, 1999.(2)

2.4	First Amendment dated as of March 18, 1999, to the Contribution Agreement dated as of February 19, 1999, between Capstar Broadcasting Corporation and Muzak Holdings, LLC (f/k/a ACN Holdings, LLC).(2)

3.1	Certificate of Formation of ACN Operating, LLC.(1)

3.2	Certificate of Amendment of the Certificate of Formation of ACN Operating, LLC.(1)

3.3	Certificate of Merger merging Muzak Limited Partnership into Audio Communications Network, LLC.(1)

3.4	Certificate of Incorporation of ACN Holdings, Inc. (N/K/A Muzak Holdings Finance Corporation)(2)

3.5	Bylaws of ACN Holdings, Inc. (N/K/A Muzak Holdings Finance Corporation)(2)

3.6	Fourth Amended and Restated Limited Liability Agreement of Muzak Holdings LLC dated as of March 15, 2002.(5)

4.1	Indenture, dated as of March 18, 1999 by and among Muzak LLC and Muzak Finance Corp., as Issuers, Muzak Capital Corporation, MLP Environmental Music, LLC, Business Sound, Inc. and ACN Holdings LLC, as Guarantors and State Street Bank and Trust Company, as Trustee.(1)

4.2	Form of 9 7/8% Senior Subordinated Notes due 2009 (included in Exhibit 4.1 above as Exhibit A).(1)

4.3	Supplemental Indenture, dated as of August 30, 1999 by and among Muzak LLC, Muzak Finance Corp., Muzak Capital Corporation, MLP Environmental Music, LLC, Business Sound, Inc., Muzak Holdings LLC and BI Acquisition, LLC, as Guarantors and State Street Bank and Trust Company, as Trustee.(1)

4.4	Indenture, dated as of March 18, 1999 by and among Muzak Holdings LLC and Muzak Holdings Finance Corp., as Issuers and State Street Bank and Trust Company, as Trustee.(2)

4.5	Form of Series A 13% Senior Discount Notes due 2010 (included in Exhibit 4.1 above as Exhibit A).(2)

4.6	Indenture, dated as of May 20, 2003 by and among Muzak LLC and Muzak Finance Corp., as Issuers, and the Guarantors named therein, and U.S. Bank National Association, as Trustee (9)

4.7	Form of 10% Senior Notes due 2009 (included in Exhibit 4.6 above)

Exhibit Number	Description

4.8	Registration Rights Agreement, dated as of May 20, 2003 by and among Muzak LLC, Muzak Finance Corp, the Guarantors named herein and Bear Stearns and Co, Inc, Lehman Brothers Inc. and Fleet Securities Inc. as Initial Purchasers (9)

10.1	Pledge and Security Agreement, dated as of March 18, 1999, among Audio Communications Network, LLC, Muzak Holdings LLC, and certain present and future domestic subsidiaries of Audio Communications Network, LLC, as Guarantors, and Canadian Imperial Bank of Commerce, as agent for the benefit of Lenders and Lender Counterparties and Indemnities.(1)

10.2*	Amended and Restated Members Agreement, dated as of March 18, 1999, by and among Muzak Holdings LLC (f/k/a ACN Holdings, LLC), MEM Holdings LLC, David Unger, Joseph Koff, William Boyd and Music Holdings Corp.(1)

10.3*	Management and Consulting Services Agreement dated as of October 6, 1998 by and between ABRY Partners, Inc. and ACN Operating, LLC.(1)

10.4*	Form of Employment Agreement by and between Muzak LLC and each of the executive officers of Muzak other than William A. Boyd and David Unger.(1)

10.5*	Amended and Restated Executive Employment Agreement, dated as of March 16, 2001, among Muzak Holdings LLC, Muzak LLC, and William A. Boyd.(4)

10.6	Securities Repurchase Agreement dated as of October 6, 1998 by and among ACN Holdings, LLC, David Unger and ABRY Broadcast Partners III, L.P.(2)

10.7	Amended and Restated Securityholders Agreement dated as of October 18, 2000 by and among Muzak Holdings LLC and the various parties named therein.(3)

10.8	Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.(3)

10.9	Investor Securities Purchase Agreement dated as of October 6, 1998 by and among ACN Holdings, LLC and the investors named therein.(2)

10.10	Form of Incentive Unit Agreement by and among Muzak Holdings LLC, each of the Name Executives and ABRY Broadcast Partners III, L.P.(2)

10.11	First Amendment dated as of May 8, 2001 to the Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.(8)

10.12	Second Amendment dated as of March 8, 2002 to the Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.(8)

10.13	Amended and Restated Securityholders Agreement dated as of March 15, 2002 by and among Muzak Holdings LLC and the various parties named therein.(6)

10.14	Executive Employment Agreement dated as of November 5, 2002, among Muzak Holdings LLC, Muzak LLC, and Stephen P. Villa.(7)

10.15	Executive Employment Agreement, dated as of September 29, 2003, among Muzak Holdings LLC, Muzak LLC, and Lon Otremba.(10)

10.16	Incentive Unit Agreement, dated as of October 28, 2003, among Muzak Holdings LLC, Lon Otremba, and ABRY Broadcast Partners III.(10)

10.17	Credit Agreement, dated as of May 20, 2003 among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndicating Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent.(9)

10.18	Amendment to the Executive Employment agreement dated as of November 4, 2003 among Muzak Holdings LLC, Muzak LLC, and Stephen Villa.(10)

10.19	First Amendment dated March 5, 2004 to Amended and Restated Executive Employment agreement dated as of March 16, 2001, among Muzak Holdings LLC, Muzak LLC, and William A. Boyd.(11)

10.20	First Amendment to the Credit Agreement, dated as of March 9, 2004, to the Credit Agreement among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndicating Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent.(11)

Exhibit Number	Description

10.21	First Consent and Waiver, dated as of February 25, 2004, to the Credit Agreement among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndicating Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent. (11)

10.22	Acknowledgement dated as of March 26, 2004, to the Credit Agreement among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndication Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent. (11)

10.23	Amended and Restated Credit Agreement, dated as of May 10, 2004, among Muzak Holdings LLC, as parent guarantor, Muzak LLC, as borrower, several lenders from time to time parties hereto, Lehman Commercial Paper Inc and Fleet National bank and GECC Capital Markets Group Inc, as Co-Syndication Agents, and General Electric Capital Corporation as Documentation Agent and Collateral Agent and Bear Stearns Corporate Lending Inc as Administrative Agent (12)

10.24	First Amendment to the Amended and Restated Credit Agreement dated as of May 10, 2004 among Muzak Holdings LLC, Muzak LLC as Borrower, the lenders from time to time parties thereto, Bear Stearns and Co. Inc. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Lehman Commercial Paper Inc., Fleet National Bank and GECC Capital Markets Groups Inc., as Co-Syndication Agents, General Electric Capital Corporation, as Documentation Agent and Collateral Agent and Bear Stearns Corporate Lending Inc., as Administrative Agent. (13)

10.25	Credit Agreement, dated as of April 15, 2005, among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Bear Stearns & Co. Inc, as Sole Lead Arranger and Sole Bookrunner, and Bear Stearns Corporate Lending Inc, as Administrative Agent and Collateral Agent.

21.1	Subsidiaries of Muzak LLC and Muzak Finance Corp.(1)

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Muzak LLC’s Registration Statement on Form S-4, File No. 333-78571.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-4, File No. 333-78573.

(3)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(4)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

(5)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2001.

(6)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended March 31, 2002

(7)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 2002

(8)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002

(9)	Incorporated by reference to Muzak LLC’s Registration Statement on Form S-4, File No. 333-78571.

(10)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

(11)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003.
(12)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended March 31, 2004

(13)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of April 2005.

MUZAK HOLDINGS FINANCE CORP. MUZAK HOLDINGS LLC

By:	/s/ LON E. OTREMBA
Lon E. Otremba
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the 15th day of April 2005.

Signature	Title

/s/ LON E. OTREMBA	Chief Executive Officer (Principal Executive Officer)
Lon E. Otremba

/s/ STEPHEN P. VILLA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stephen P. Villa

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

of Muzak Holdings LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Muzak Holdings LLC (the “Company”) and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2002.

PricewaterhouseCoopers LLP

Charlotte, North Carolina

April 15, 2005

MUZAK HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2004	December 31, 2003
		Restated, Note 2
ASSETS
Current Assets:
Cash	$421	$2,284
Accounts receivable, net of allowances of $4,486 and $1,798	28,293	25,196
Inventories	17,425	14,741
Prepaid expenses and other assets	4,612	3,974

Total current assets	50,751	46,195
Property and equipment, net	100,697	108,591
Goodwill	140,805	140,805
Intangible assets, net	93,207	113,129
Deferred subscriber acquisition costs, net	47,332	46,208
Deferred charges and other assets, net	13,280	15,646

Total assets	$446,072	$470,574

LIABILITIES AND MEMBERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$6,162	$6,528
Accrued expenses	25,125	20,436
Current maturities of other liabilities	3,692	3,711
Current maturities of long term debt	101	94
Advance billings	966	1,084

Total current liabilities	36,046	31,853
Long-term debt	429,236	411,424
Other liabilities	9,083	9,461
Commitments and contingencies
Redeemable preferred units	155,316	129,691
Redeemable purchased Class A units	7,788	7,788
Members’ deficiency
Class A units	63,275	88,900
Accumulated deficit	(254,672)	(208,543)

Total members’ deficiency	(191,397)	(119,643)

Total liabilities and members’ deficiency	$446,072	$470,574

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
		Restated, Note 2	Restated, Note 2
Net Revenues:
Music and other business services	$184,397	$174,945	$162,985
Equipment and related services	61,465	60,069	54,732

	245,862	235,014	217,717

Cost of revenues:
Music and other business services (excluding $42,676, $43,185, and $44,851 of depreciation and amortization expense)	34,858	32,285	34,467
Equipment and related services	56,935	50,082	43,754

	91,793	82,367	78,221

	154,069	152,647	139,496

Selling, general and administrative expenses	88,008	80,617	72,023
Impairment of deferred production costs	6,578	—	—
Depreciation and amortization expense	60,043	63,721	70,109

Income (loss) from operations	(560)	8,309	(2,636)
Other income (expense):
Interest expense	(44,148)	(40,253)	(36,533)
Other, net	257	201	192
Loss from extinguishment of debt, net	(1,846)	(3,694)	—

Loss before income taxes	(46,297)	(35,437)	(38,977)
Income tax benefit	(168)	(625)	(956)

Net loss	$(46,129)	$(34,812)	$(38,021)

Preferred return on redeemable preferred units	(25,625)	(20,576)	(17,169)

Net loss attributable to common unit holders	$(71,754)	$(55,388)	$(55,190)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
		Restated, Note 2	Restated, Note 2
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,129)	$(34,812)	$(38,021)
Adjustments to derive cash flow from operating activities:
Loss from extinguishment of debt, net	1,846	3,694	—
Impairment of deferred production costs	6,578	—	—
Impairment of note receivable	558	—	—
Other non-cash expenses	1,453	—	—
Gain on disposal of fixed assets	(123)	(40)	(27)
Deferred income tax benefit	(242)	(959)	(1,365)
Depreciation and amortization	60,043	63,721	70,109
Amortization of senior discount and senior notes	1,618	7,392	7,623
Amortization of deferred financing fees	2,691	2,495	2,308
Amortization of deferred subscriber acquisition costs	15,776	15,574	12,387
Deferred subscriber acquisition costs	(16,900)	(20,373)	(16,355)
Unearned installment income	(225)	(144)	(1,384)
Change in certain assets and liabilities:
Increase in accounts receivable	(3,850)	(1,884)	(2,241)
Increase in inventory	(3,606)	(3,642)	(1,999)
(Decrease) increase in accrued expenses	4,585	2,485	(2,313)
Increase (decrease) in accounts payable	(683)	(592)	1,442
(Decrease) increase in advance billings	(118)	44	170
Other, net	1,319	(5,094)	1,255

Net cash provided by operating activities	24,591	27,865	31,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of fixed assets	126	67	41
Capital expenditures for property and equipment	(36,044)	(39,902)	(37,384)
Capital expenditures for intangibles	(2,029)	(1,654)	(1,446)

Net cash used in investing activities	(37,947)	(41,489)	(38,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	317	(2,929)	2,987
Proceeds from issuance of Term Loan B	35,000	—	—
Proceeds from issuance of senior notes	—	218,869	—
Borrowings under revolver	18,000	24,700	15,000
Repayment of revolver	(4,000)	(31,000)	(10,000)
Repayments of senior credit facility	—	(159,514)	(6,693)
Repurchase of senior discount notes	(33,670)	(14,440)	—
(Repayment) issuance of notes payable to related parties	—	(10,000)	10,000
Termination (purchase) of interest rate protection agreement	—	4	(372)
Repayment of capital lease obligations and other debt	(2,848)	(2,477)	(2,600)
Payment of fees associated with obtaining financing	(1,306)	(9,086)	(1,924)

Net cash provided by financing activities	11,493	14,127	6,398

INCREASE (DECREASE) IN CASH	(1,863)	503	(802)
CASH, BEGINNING OF PERIOD	2,284	1,781	2,583

CASH, END OF PERIOD	$421	$2,284	$1,781

Significant non-cash activities:
Capital lease obligations	2,572	3,071	2,030
Issuance of note receivable for disposition of CCTV assets	1,806	—	—

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ DEFICIENCY

AND COMPREHENSIVE LOSS

(In thousands)

	Class A		Class B		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Members’ Deficiency
	Units	Dollars	Units	Dollars
Balance, December 31, 2001 (as previously reported)	132,422	$133,141	10,526	$1,263	$(132,161)	$(2,455)	$(212)
Effect of restatement, Note 2	(7,258)	(7,788)			(3,549)		(11,337)

Balance, December 31, 2001 (restated)	125,164	125,353	10,526	1,263	(135,710)	(2,455)	$(11,549)
Comprehensive loss:
Net loss (restated)					(38,021)	—	(38,021)
Change in unrealized losses on derivative					—	2,165	2,165

Total comprehensive loss					(38,021)	2,165	(35,856)

Net issuance of units			893	—	—	—	—
Vesting of Class B units			—	29	—	—	29
Preferred return on preferred units		(15,974)	—	(1,195)	—	—	(17,169)

Balance, December 31, 2002 (restated)	125,164	$109,379	11,419	$97	$(173,731)	$(290)	$(64,545)
Comprehensive loss:
Net loss (restated)					(34,812)	—	(34,812)
Current period change in value of derivative					—	(78)	(78)
Sale of interest rate cap-reclassification to earnings					—	368	368

Total comprehensive loss					(34,812)	290	(34,522)

Net issuance of units			3,118	—	—	—	—
Preferred return on preferred units		(20,479)	—	(97)	—	—	(20,576)

Balance, December 31, 2003 (restated)	125,164	$88,900	14,537	$—	$(208,543)	$—	$(119,643)

Net loss					(46,129)	—	(46,129)
Repurchase of units			(461)
Preferred return on preferred units		(25,625)					(25,625)
Balance, December 31, 2004	125,164	$63,275	14,076	$—	$(254,672)	$—	$(191,397)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization—Muzak Holdings LLC (and its subsidiaries (“the Company”)), previously known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of Delaware. The Company provides business music programming to clients through its integrated nationwide network of owned operations and franchises. All of the operating activities are conducted through the Company and its subsidiaries. The Company manages its business on the basis of one operating segment.

As of December 31, 2004, ABRY Partners, LLC and its respective affiliates, collectively own approximately 64.2% of the beneficial interests in the Company’s voting interests.

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

Liquidity- On April 15, 2005, the Company entered into a new $105.0 million senior secured term loan facility (“New Senior Credit Facility”) payable in quarterly installments of 0.25% beginning September 2005 until final maturity on April 15, 2008. A portion of the proceeds from the New Senior Credit Facility was used to repay in full the outstanding term and revolving loans and associated interest and to collateralize outstanding letters of credit under the Company’s then existing Senior Credit Facility, and to pay related fees and expenses. The then existing Senior Credit Facility has been terminated. We currently expect that our primary source of funds will be cash flows from operations and our secondary source to be approximately $21.0 million of net proceeds from our New Senior Credit Facility. Total cash available, after giving effect to this refinancing and to existing cash balances as of April 15, 2005, was approximately $27.2 million. Although the Company believes that it will generate positive operating cash flows in fiscal 2005, it expects that a portion of the excess cash resulting from the financing transaction described above will be required to fund its growth in new client locations and debt service for at least the next twelve months.

Overall, the Company’s business plan anticipates reduced growth in new client locations and operational and administrative improvements. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control. Given that the Company no longer has a revolving credit facility, if it required cash in excess of amounts on hand, it may be required, among other things, to incur additional indebtedness, enter into other financing transactions, defer business opportunities, reduce its expenses, or sell assets.

Book overdraft—Book overdraft of $0.1 million as of December 31, 2003 is included in accounts payable. There was no book overdraft as of December 31, 2004.

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

Accounts Receivable and Allowance for credits and doubtful accounts. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments under their contracts. Management evaluates the credit risk and financial viability of the client to estimate the allowance. Account balances are charged off against the allowance when we feel it is probable that the receivable will not be recovered. In addition, we maintain allowances for credits issued to clients, which is recorded as a reduction to revenue. We do not have any off-balance sheet credit exposure related to our customers.

(in thousands)	Balance at Beginning of Period	Additions/Charges to Costs and Expenses	Write-offs net of recoveries (a)	Balance at end of Period
For the year ended December 31, 2004
Allowance for credits and doubtful accounts receivable	$1,798	$4,918	$(2,230)	$4,486
For the year ended December 31, 2003
Allowance for doubtful accounts receivable	2,284	2,290	(2,776)	1,798
For the year ended December 31, 2002
Allowance for doubtful accounts receivable	1,943	3,481	(3,140)	2,284

(a)	Current year write-offs include bad debts associated with both prior year and current year sales. Recoveries were $0.7 million, $1.0 million, and $0.8 million in the years ended December 31, 2004, 2003, and 2002, respectively.

Inventories—Inventories consist primarily of electronic equipment and are valued at the lower of cost or market. Cost is determined on the first-in, first-out basis.

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Sound and music equipment installed at client premises under contracts to provide music programming services is transferred from inventory to property and equipment at cost plus an allocation of installation costs and is amortized over 5 years. The Company capitalizes labor by identifying the labor hours charged to installations of equipment provided to subscribers for receipt of the Company’s voice or audio architecture products. If a client contract terminates early, the Company records a charge to reflect the write-off of the unamortized capitalized installation labor. The Company retrieves the equipment from the client location to be re-used at another client location.

Intangible Assets—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This standard changed the accounting for goodwill and certain other intangible assets other than goodwill and requires at least an annual test for impairment of goodwill and intangibles with indefinite lives. As of December 31, 2004 and 2003, the Company’s valuation based on discounted cash flows exceeded its carrying value, including goodwill. Note 4 provides additional information concerning goodwill and other identifiable intangible assets.

Identifiable intangible assets with finite lives continue to be amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicated that their carrying amount may not be recoverable.

Deferred Subscriber Acquisition Costs, net—Subscriber acquisition costs are direct sales commissions incurred in connection with acquiring new subscribers. Because we obtain recurring contracts from new subscribers, these subscriber acquisition costs are capitalized and are amortized as a component of selling, general, and administrative expenses over the life of the client contract on a straight-line basis. Accumulated amortization totaled $61.7 million and $45.9 million as of December 31, 2004, and 2003, respectively. If a client contract terminates early, the unamortized subscriber acquisition cost is typically recovered from the salesperson. Any remaining subscriber acquisition costs are reduced to reflect the termination of the client contract.

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

Revenue Recognition—Revenues from music and other business services are recognized during the period the service is provided based upon the contract terms. Revenues for equipment sales of sound systems and other non-music related equipment are recognized upon installation. All revenues are reported net of credits and allowances. Contracts are typically for a five-year non-cancelable period with renewal options for an additional five years. Fees received for services to franchisees are recognized as revenues in the month services are provided. During 2004, 2003, and 2002, 5%, 4%, and 4%, respectively, of our revenues were generated from fees from our franchisees. There are 123 independent franchisees owned by 54 individuals or companies. All domestic franchisee territories have been assigned for at least 20 years and the average franchisee relationship is approximately 20 years. There have been no significant changes to the franchisee territories during 2004, 2003, or 2002.

Derivative Financial Instruments—The Company uses derivative financial instruments from time to time to mitigate its interest costs.

In August 2003, the Company entered into an interest rate swap agreement to mitigate its interest costs associated with its Senior Notes. The swap agreement was recognized on the balance sheet at its fair value. Because the swap was not designated as a hedge under SFAS 133, changes in the fair value of the swap were recorded as an adjustment to interest expense. The swap agreement matured in November 2004.

During 2002, the Company had an interest rate swap agreement to exchange floating rate date to fixed rate debt and during 2001 had an interest rate cap to protect the Company against LIBOR increases as required by our previous Senior Credit Facility. The interest rate swap was recognized on the balance sheet at its fair value and was 100% effective for exposures to interest rate fluctuations. The Company designated the interest rate swap as a hedge under SFAS 133 and, as a result of the 100% effectiveness of the hedge, changes in the fair value of the derivative were recorded each period in other comprehensive loss during the period the swap was outstanding. The Company amortized the premium paid for the interest rate cap over the life of the agreement using the caplets approach. No amounts were received under the interest rate cap. This swap agreement was terminated effective May 20, 2003.

2.	Restatement

In preparing the 2004 year end financial statements, the Company discovered an error pertaining to revenue and accounts receivable cutoff procedures dating back to the time of the merger of Audio Communications Network and Muzak Limited Partnership in March 1999. The errors in cut-off related to both our billings for recurring revenue services and equipment and labor revenues. The cutoff error resulted from recording revenues in advance of the period earned. The error relating to recurring services revenue also resulted in an overstatement of amounts payable to franchisees for billings performed on their behalf. As such, the Company has restated its 2003 and 2002 financial statements to recognize revenue in the year earned as well as to restate accounts receivable and related payables to franchisees.

During the 2004 year end closing process, the Company reconsidered the financial reporting related to its accounting for the redeemable Class A common units (“Purchased Class A units”) issued in conjunction with the private placement of preferred units in October 2000. Because the holders of the preferred units have the option to cause the Company to redeem all or any portion of the Purchased Class A units upon a change of control, the Company believes that the Purchased Class A units should be presented in mezzanine equity and not permanent equity. As such, the Company has revised the classification of the Purchased Class A units in the consolidated balance sheet as of December 31, 2003 and the consolidated statement of members’ deficiency as of December 31, 2002 and 2001. The reduction to Class A units in the Statement of Members’ Deficiency as of December 31, 2003 as a result of this reclassification was $7.8 million. In addition, neither our preferred units nor purchased Class A units meet the definition of a mandatorily redeemable financial instrument in accordance with Statement on Financial Accounting Standards No. 150, “ Accounting for Certain Financial Instruments with Characteristics of Both liabilities and Equity” as there is no unconditional obligation to redeem the instruments at a specified or determinable date. As such, we have corrected the description of our preferred units from mandatorily redeemable units to redeemable preferred units.

The following tables present the impact of the restatement described above as well as the change in classification of the redeemable Purchased Class A units.

	December 31, 2003
	As reported	Adjustment	As restated
Balance Sheet
Current Assets:
Accounts receivable, net	$29,579	$(4,383)	$25,196
Inventory	15,016	(275)	14,741
Current Liabilities:
Accrued expenses	21,311	(875)	20,436

Redeemable Purchased Class A units	—	7,788	7,788
Members’ interest (deficiency)
Class A units	96,688	(7,788)	88,900
Accumulated deficit	(204,760)	(3,783)	(208,543)

	Year ended December 31, 2003			Year ended December 31, 2002
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Statement of Operations
Revenues:
Music and other business services revenue	$175,049	$(104)	$174,945	$162,999	$(14)	$162,985
Equipment and related services revenue	60,187	(118)	60,069	54,757	(25)	54,732

Cost of Revenues:
Equipment and related services	50,109	(27)	50,082	43,754	—	43,754
Net loss	(34,617)	(195)	(34,812)	(37,982)	(39)	(38,021)

	Year ended December 31, 2003			Year ended December 31, 2002
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
Statement of Cash Flows
Net loss	$(34,617)	$(195)	$(34,812)	$(37,982)	$(39)	$(38,021)
Change in Accounts receivable	(3,048)	1,164	(1,884)	(2,218)	(23)	(2,241)
Change in Inventory	(3,615)	(27)	(3,642)
Change in accrued expenses	3,427	(942)	2,485	(2,375)	62	(2,313)

3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful life (Years)	December 31, 2004	December 31, 2003
Equipment provided to subscribers	5	$179,322	$161,275
Capitalized installation labor	5	88,549	76,900
Equipment	4–7	35,350	29,875
Other	3–30	21,231	20,478

		324,452	288,528
Less accumulated depreciation		(223,755)	(179,937)

		$100,697	$108,591

Included in equipment and other at December 31, 2004 and 2003 is $17.1 million and $15.0 million, respectively of equipment under capital leases, gross of accumulated amortization of $12.1 million and $10.3 million, respectively. Depreciation of property and equipment was $44.7 million, $44.9 million, and $46.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

4.	Intangible Assets

Unamortized intangible assets consist of the following (in thousands):

	December 31, 2004 Carrying Amount	December 31, 2003 Carrying Amount
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

		December 31, 2004		December 31, 2003
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Income producing contracts	12	$153,900	$(72,267)	$153,900	$(59,442)
License agreements	20	5,082	(1,461)	5,082	(1,207)
Deferred production costs	10	—	—	7,354	(1,901)
Trademarks	5	15,245	(15,091)	15,184	(14,274)
Non-compete agreements	3–5	275	(271)	541	(445)
Other	20	10,831	(3,036)	10,831	(2,494)

		$185,333	$(92,126)	$192,892	$(79,763)

The Company recorded a $6.5 million impairment of its deferred production costs during the fourth quarter of 2004. Historically, deferred production costs were incurred to create master music programs for future distribution to the Company’s clients. During the fourth quarter of 2004, the Company achieved technological enhancements in the processes for creating and distributing many of its core music programs. As a result of these technological enhancements, the use of master recordings in the music creation and delivery process has been substantially eliminated.

Aggregate amortization expense was $15.4 million, $18.5 million, and $23.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.

The estimated future amortization expense based on intangible assets existing as of December 31, 2004 is as follows (in thousands):

Fiscal Year Ending
2005	$14,603
2006	14,552
2007	14,526
2008	14,518
2009	14,429

5.	Accrued Expenses

Accrued expenses are summarized below (in thousands):

	December 31, 2004	December 31, 2003
		Restated
Accrued interest	$7,563	$6,292
Accrued compensation and benefits	2,263	2,347
Licensing royalties	5,034	3,818
Amounts payable to franchisees	2,917	1,872
Other	7,348	6,107

	$25,125	$20,436

Licensing royalties include approximately $1.6 million of royalties due to Broadcast Music, Inc. (“BMI”) as a result of the new licensing agreement between the Company and BMI. Such additional royalties, which covered the period July 1, 2004 through December 31, 2004, were paid in January 2005. Amounts payable to franchisees are comprised of billings to national clients on behalf of our franchisees.

6.	Debt

Debt obligations consist of the following (in thousands):

	December 31, 2004	December 31, 2003
Long term debt:
Revolving loan—Senior credit facility	$34,000	$20,000
Term Loan B—Senior credit facility	35,000	—
Senior notes	219,125	218,962
Senior subordinated notes	115,000	115,000
Senior discount notes	24,245	55,496
Other	1,967	2,060

Total debt obligations	429,337	411,518
Less: current maturities	(101)	(94)

	$429,236	$411,424

May 2003 Senior Credit Facility

On November 9, 2004, the Company amended the following aspects of its then existing Senior Credit Facility: (i) amended financial covenants for the third quarter of 2004 and prospectively to make such covenants less restrictive (ii) revised the maturity dates of the revolver and its $35.0 million term loan facility (“Term Loan B”) to May 2007 and November 2007, respectively, (iii) increased Term Loan B margins to 4.25% in the case of Eurodollar loans and 3.25% in the case of Base Rate Loans (iv) amended the definition of consolidated EBITDA to exclude up to $1.9 million in restructuring charges, and (v) reduced the revolving commitment from $60.0 million to $55.0 million. We incurred approximately $0.2 million in financing fees in connection with this amendment. The fees are included in Deferred charges and other assets, net on the balance sheet. In addition, the Company recorded a loss on extinguishment of debt of $0.2 million, which was comprised of the write off of deferred financing fees associated with the reduction in revolving commitment.

On May 10, 2004, the Company amended its then existing Senior Credit Facility to include a Term Loan B in the amount of $35.0 million payable in quarterly installments beginning June 30, 2006 until final maturity on November 21, 2007, as amended. The proceeds of the term loan were used to repurchase $32.7 million in aggregate outstanding principal amount of the Company’s 13% Senior Discount Notes due 2010 and to pay associated interest and expenses. The Company recorded a loss on extinguishment of debt of $1.7 million in connection with this transaction. The loss on extinguishment of debt is comprised of $1.0 million premium paid on the repurchase and $0.7 million write off of deferred financing fees. We incurred financing fees of $1.4 million in connection with this transaction, $1.1 million of which were paid during the year ended December 31, 2004. The fees are included in Deferred charges and other assets, net, on the balance sheet. In conjunction with this transaction, on March 10, 2004, the Company received a consent from its Senior Credit Facility lenders to incur this additional indebtedness.

On March 9, 2004, the Company received a waiver of and amended certain of its financial covenants under the then existing Senior Credit Facility to reflect the financial impact of the 2003 Telstar 4 satellite disruption as well as the disposition of the closed circuit television product line (“CCTV”) (See Note 13 for more disclosure on this disposition). In conjunction with the amendment, the Company incurred $0.1 million in fees. These fees are included within Deferred charges and other assets, net on the balance sheet.

As of December 31, 2004, the Company had $34.0 million outstanding under its revolver and $2.6 million outstanding letters of credit.

The then existing Senior Credit facility, as amended, is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of our tangible and intangible assets and (ii) our capital stock and the capital stock of our subsidiaries. The non-guarantor subsidiary is minor and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The Senior Credit Facility, as amended, contains restrictive covenants including the maintenance of interest, total leverage, and fixed charge ratios and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. The Company was in compliance with all covenants as of December 31, 2004.

Indebtedness under the revolver bears interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin ranging from 2.00% to 2.75% or (ii) the offered rates for

Eurodollar deposits (“LIBOR”) of one, two, three, six, nine, or twelve months, as selected by the Company, plus a margin ranging from 3.25% to 4.00%. The margins are subject to adjustment based on changes in the Company’s ratio of consolidated total debt to EBITDA (i.e, earnings before interest, taxes, depreciation and amortization and certain other charges as defined in the agreement). As of December 31, 2004, the average interest rate on the revolver was 6.34%. Indebtedness under the Term Loan B bears interest at a per annum rate equal to the Company’s choice of (i) the Base Rate (as described above) plus a margin of 3.25% or (ii) LIBOR of one, two, three, six, nine, or twelve months, as selected by the Company, plus a margin of 4.25%. As of December 31, 2004, the interest rate on the Term Loan B was 6.51%.

Senior Notes

On May 20, 2003, Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $220.0 million in principal amount of 10% Senior Notes which mature on February 15, 2009. Interest is payable semi-annually, in arrears, on May 15 and November 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance and are subordinate to existing and future secured debt and are senior to Muzak LLC’s existing Senior Subordinated Notes. The Senior Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 15). The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After February 15, 2006, the Company may redeem all or part of the Senior Notes at a redemption price equal to 105.0% of the principal which redemption price declines to 100% of the principal amount in 2008.

Senior Subordinated Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Muzak LLC and Muzak Finance and are subordinated in right of payment to all existing and future Senior Indebtedness of the Muzak LLC and Muzak Finance. The Senior Subordinated Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 15). The indenture governing the Senior Subordinated Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After March 15, 2004, the Company may redeem all or part of the Senior Subordinated Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

Senior Discount Notes

The Company together with its wholly owned subsidiary Muzak Holdings Finance Corp. has $24.2 million in principal amount of 13% Senior Discount Notes (the “Senior Discount Notes”) due March 2010. The Senior Discount Notes were fully accreted as of March 15, 2004 and the first interest payment was made on September 15, 2004. From and after March 15, 2004, interest began accruing at a rate of 13% per annum. Interest is payable semi-annually in arrears on each March 15 and September 15 to holders of record of the Senior Discount Notes at the close of business on the immediately preceding March 1 and September 1. Muzak Holdings LLC does not have any operations or assets other than its ownership of Muzak LLC. Accordingly, Muzak Holdings LLC is dependent upon distributions from Muzak LLC in order to pay interest. Muzak LLC’s senior credit facility, senior notes, and senior subordinated notes indentures impose restrictions on its ability to make distributions to Muzak Holdings LLC. The senior credit facility, the senior notes, and subordinated notes indentures permit Muzak LLC to make payments and distributions to Muzak Holdings LLC on and after September 15, 2004 in an amount sufficient to permit Muzak Holdings LLC to make cash interest payments when due, however the senior credit facility requires that certain financial covenant levels be met in order to make such distributions.

The proceeds of the term loan in May 2004 were used to repurchase $32.7 million in aggregate outstanding principal amount of the Company’s 13% Senior Discount Notes due 2010 and to pay associated interest and expenses. The Company recorded a loss on extinguishment of debt of $1.7 million in connection with this transaction. The loss on extinguishment of debt is comprised of $1.0 million premium paid on the repurchase and $0.7 million write off of deferred financing fees.

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

Other Debt

The Company assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, aggregating $1.8 million as of December 31, 2004, bear interest at 9.9% and mature in November 2016. The Company is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes, which has an outstanding balance of $0.2 million as of December 31, 2004 and bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2005	$101
2006	110
2007	69,118
2008	131
2009	335,144
Thereafter	25,608

Total interest paid by the Company on all indebtedness was $38.9 million, $27.5 million, and $29.0 million for the years ended December 31, 2004, 2003, and 2002, respectively. In addition, during 2003, the Company paid $1.9 million in interest in conjunction with the repayment of the sponsor note.

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

The Company entered into a three year interest rate cap on April 19, 2002, for which it paid a premium of $0.4 million. The interest rate cap protected the Company against LIBOR increases above 7.25% and was designated as a hedge of interest rates. An interest rate protection agreement was required by the Company’s previous Senior Credit Facility and this interest rate cap was terminated on May 20, 2003, in conjunction with the repayment of the previous Senior Credit Facility. The Company received $4 thousand in proceeds for the sale of this interest rate cap, and reclassified $368 thousand from other comprehensive loss to earnings. This charge has been recorded in loss on extinguishment of debt, net for the year ended December 31, 2003.

In August 2003, the Company entered into an interest rate swap agreement in which the Company effectively exchanged $220.0 million of fixed rate debt at 10.0% for six month LIBOR plus 7.95%. The swap agreement, entered into to mitigate its interest costs associated with its Senior Notes, covered an eighteen month period ending November 2004. The swap agreement was recorded at its fair value of $0.1 million in the consolidated balance sheet as of December 31, 2003 and included in prepaid expenses and other assets. Because the swap agreement was not designated as a hedge under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), changes in fair value of the swap were recorded as an adjustment to interest expense. The effect of this interest rate swap agreement was to reduce interest expense by $0.4 million and $0.7 million during the years ended December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of December 31, 2004 and December 31, 2003 were $ 369.9 million and $418.0 million, respectively. The fair value of the Senior Notes, Senior Subordinated Notes and the Senior Discount Notes are based upon quoted market price. The fair value of the other long-term debt of the Company approximates the carrying value as it bears interest at variable rates.

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

On October 18, 2000, the Company completed a private placement of 85,000 series A preferred membership units (“preferred units”) and 5,489 Class A common units (“purchased Class A units”) for a total of $85.0 million. The current liquidation value of the preferred units is $163.3 million as of December 31, 2004.

The $85.0 million in proceeds was allocated as follows: (i) $5.5 million to Class A units, and (ii) $77.1 million to the preferred units, net of commitment fees and transaction costs of $2.4 million. The outstanding preferred units are entitled to receive a preferential return equal to 15% per annum, which accrues and is compounded quarterly, before any distributions are made with respect to any other common units. The discount between the amount allocated to the preferred units of $77.1 million and the $85.0 million in capital value is being amortized over the period from the date of issuance to October 17, 2011. Due to the absence of retained earnings, the amortization of the discount and the preferential return on the preferred units is being recorded as an adjustment to Class A units.

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

The holders of the preferred units have the option to cause the Company to redeem their preferred units under the terms of the Securities Purchase Agreement at any time after October 17, 2011 or upon a change of control. In addition, upon a change of control, the holders of the preferred units have the option to cause the Company to redeem all or any portion of the purchased Class A Units under the terms of the Securities Purchase Agreement. Pursuant to Statement on Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), our preferred units and purchased Class A units do not meet the definition of a mandatorily redeemable financial instrument as there is not an unconditional obligation to redeem the instrument at a specified or determinable date. Accordingly, our preferred units and purchased Class A units are outside the scope of SFAS No. 150 and are not classified as liabilities but are classified as mezzanine (or temporary) members’ interest. All of the redemptions at the option of the holders of the preferred units are subject to a prepayment premium of up to 5% based on the amount distributed in the redemption.

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

The Securities Purchase Agreement contains certain financial covenants including maintenance of interest, total leverage, adjusted annualized operating cash flow, and maximum consolidated capital expenditures. In addition, the Company is generally prohibited from paying dividends or making other restrictive payments, certain transactions with affiliates, entering into restrictive agreements, and from consolidating with any other person or selling, assigning, transferring, leasing, conveying or otherwise disposing of assets. These conditions were not satisfied as of December 31, 2004 as the Company was in violation of unit coverage ratio, leverage ratio, and annualized operating cash flow. The Company has been in default of unit coverage ratio since June 2003, of leverage ratio since December 31, 2003, and of annualized operating cash flow since June 2004.

As a result of the default, the preferred units accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio (the ratio of consolidated operating cash flow to the sum of consolidated interest expense plus the aggregate Series A preferred return, as more specifically defined in the Securities Purchase Agreement) and the leverage ratio for the foreseeable future. As a result of non-compliance with unit coverage ratio and leverage ratio for four consecutive quarters (a Class B and Class A default under the Securities Purchase Agreement, respectively), two of the three preferred unit holders were each entitled to be designated as either a Class B or Class A Director, although neither party has elected to so designate a Class B or Class A Director. As such, the number of Class B Directors and Class A Directors remains unchanged at six and three directors, respectively. The same two preferred unit holders will each be entitled to designate a Class A Director until such time as the Company complies with the leverage ratio. If the Company is still in default of the unit coverage ratio at the time that the Company complies with the leverage coverage ratio, the same two preferred unit holders would each still be entitled to designate a Class B Director. The foregoing defaults do not result in a cross default under the Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes.

8.	Restructuring Charges

Effective August 2004, the Company reorganized into five functional areas: Sales, Operations, Administration, Customer Service, and Product and Marketing. In conjunction with this realignment, the Company centralized the administrative function and certain aspects of operations at its home office. As a result, the Company recorded $0.8 million of severance and related benefits, for the termination of approximately 120 employees, in selling, general, and administrative expenses during the year ended December 31, 2004. Accordingly, the following table provides a summary of the accrued liability for severance charges (in thousands):

Employee Severance
Q2 2004 Charges	$694
Cash payments	(156)

Accrued liability as of June 30, 2004	$538

Q3 2004 Charges	$107
Cash payments	(461)

Accrued liability as of September 30, 2004	$184

Q4 2004 Charges	—
Cash payments	(184)

Accrued liability as of December 31, 2004	$—

Employee severance-related costs include the elimination of administrative, sales, operations, and product fulfillment positions.

9.	Lease Commitments

The Company is the lessee under various long-term operating and capital leases for machinery, equipment, buildings, and vehicles. Capital leases are recorded within other liabilities and current maturities of other liabilities on the balance sheet. The Company has also entered into various agreements to lease transponders to transmit music programs via direct broadcast satellite. These agreements range from 2 to 17 years.

At December 31, 2004, future minimum lease payments under operating and capital leases are as follows (in thousands):

Fiscal Year Ending	Capital	Operating
2005	$2,979	$9,022
2006	1,619	8,372
2007	936	7,945
2008	31	7,402
2009	3	7,045
Later Years	—	34,090
Less Imputed Interest	(418)	—
Less Executory Cost	(212)	—

	$4,938	$73,876

Rental expense under operating leases was $10.7 million, $10.4 million, and $10.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

10.	Closed Circuit Television Systems Disposition

On February 25, 2004, we obtained a Consent and Waiver for the disposition of our closed circuit television systems (“CCTV”) product line from the existing lenders of the Senior Credit Facility and on March 1, 2004, sold the related inventory and recurring customer contracts to a third party for $2.0 million in notes receivable. In conjunction with the sale, the Company disposed of inventory totaling $0.9 million, accounts receivable of $0.2 million, and other assets and liabilities relating to the CCTV product line of $0.9 million, net. The Company did not record a gain or loss on the transaction as the proceeds received approximated the net assets displaced. Due to a default in payments totaling $1.0 million, the Company determined that the receivable was impaired and recorded a $0.6 million impairment charge to properly reflect the receivable at its estimated fair market value as of September 30, 2004. On January 20, 2005, the Company received an amended and restated secured promissory note (“revised note”) from the purchaser of the Company’s CCTV product line. The revised note is secured by the inventory and recurring revenue contracts sold to the purchaser on March 1, 2004 as well as by all inventory and contracts acquired by the purchaser subsequent to the sale. The terms of the revised note of $1.9 million require principal payments to commence on March 31, 2005 and are payable quarterly thereafter until the note is paid in full on March 31, 2007. Each quarterly principal payment increases in amount such that payments to be received in 2005, 2006, and 2007 are $0.5 million, $1.1 million, and $0.3 million, respectively. The Company has received the principal payment due March 31, 2005. In addition, on January 20, 2005 the Company received an executed guaranty agreement from a third party of $0.5 million as further security for the note receivable from the purchaser of the CCTV assets. The guaranty will continue in full force and effect until the purchaser’s obligations under the amended and restated promissory note are fully paid, performed, and discharged.

11.	Employee Benefit Plans

The Company has a 401(k) profit sharing plan, which covers substantially all of its employees. The Company matches 60% of employees’ contributions to the plan up to the first 6%. Plan expense was $1.4 million, $1.5 million, and $1.4 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

12.	Income Taxes

The provision (benefit) for income taxes for the Company’s corporate subsidiaries is as follows (in thousands):

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Current tax:
Federal	$52	$68	$—
State	22	266	409

	74	334	—
Deferred tax benefit:
Federal	(207)	(769)	(1,138)
State	(35)	(190)	(227)

	(242)	(959)	(1,365)

	$(168)	$(625)	$(956)

Taxes paid were $0.2 million, $0.3 million, and $0.2 million during the years ended December 31, 2004, 2003, and 2002, respectively. The Company’s effective tax rate differs from the statutory federal tax rate for the following reasons:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Federal tax benefit of statutory rates	$(13,407)	$(11,982)	$(13,239)
State income taxes	78	184	(561)
Loss incurred by partnership not subject to corporate income tax	13,161	11,173	12,435

	$(168)	$(625)	$(1,365)

Deferred tax liabilities primarily relate to the book tax difference related to income producing contracts acquired in purchase business combinations. Such deferred tax liabilities are reduced over the term of the related income producing contracts. The components of the net deferred tax asset (liability) at December 31 are as follows (in thousands):

	2004	2003
Property and equipment	$(36)	$(63)
Intangible assets	(1,932)	(2,344)
Loss Carryforwards	539	668
AMT Credit Carryforwards	10	—
Other	442	457
Valuation allowance	(452)	(389)

Net deferred tax liability (included in other long term liabilities)	$(1,429)	$(1,671)

The Company has gross federal net operating loss carryforwards of $1,390 which will begin to expire in 2019.

13.	Related Party Transactions

On May 20, 2003, the Company repaid $10.0 million of junior subordinated unsecured notes (“sponsor notes”) and related interest to MEM Holdings with the proceeds from the issuance of 10% Senior Notes. The Company originally borrowed this $10.0 million in sponsor notes on March 15, 2002.

The Company has a Management and Consulting Services Agreement (“Management Agreement”) with ABRY Partners, which provides that Muzak will pay a management fee as defined in the Management Agreement. During 2004, 2003 and 2002, Muzak incurred fees and expenses of $0.3 million, $0.4 million, and $0.4 million, respectively under this agreement. Either ABRY Partners or the Company, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other. In addition, during 2003, the Company incurred fees and expenses of $0.9 million payable to ABRY Partners for services rendered in connection with the private placement of the Senior Notes and incurred fees of $0.1 million for services rendered for financing efforts during 2002.

14.	Muzak Holdings Finance Corp.

Muzak Holdings Finance Corp. is a co-issuer of the Senior Discount Notes and had no operating activities during 2004, 2003, and 2002.

15.	Members’ Deficiency

The Company has issued two classes of equity units: Class A units (“Class A units”) and Class B units (“Class B units”) (collectively, the “units”). Each class of units represents a fractional part of the membership units of the Company.

Voting Units

The Company has authorized and issued Class A and Class A-1 units. The Company has authorized Class A-2 units, however no Class A-2 units are outstanding as of December 31, 2004. The Class A-1 and Class A-2 units represent a Class of membership interests in the Company and have the rights and obligations specified in the Company’s Fourth Amended and Restated Limited Liability Company Agreement. Each Class A, A-1 and A-2 unit is entitled to voting rights equal to the percentage that such units represent of the aggregate number of outstanding Class A, Class A-1, and Class A-2 units. Each Class A, Class A-1 and Class A-2 unit accrues a preferred return annually on the capital value of such unit at a rate of 15% per annum to be paid only upon a change of control. The Company cannot pay distributions (other than tax distributions or distributions related to the mandatorily redeemable preferred stock) in respect of other classes of securities (including distributions made in connection with a liquidation) until the preferred return and capital values of the Class A, Class A-1, and Class A-2 units are paid to each holder thereof. In the event any residual value exists after other classes of membership interests receive their respective priorities, holders of Class A, Class A-1, and Class A-2 units are entitled to participate pro rata with other holders of common units in such residual value. As of December 31, 2004, the Company had 123,494 Class A units outstanding and 8,928 Class A-1 units outstanding.

Non Voting Units

The Class B units are non-voting equity interests in the Company which are divided into four subclasses, Class B-1 units, Class B-2 units, Class B-3 units, and Class B-4 units. Each holder of Class B units is entitled to participate in Last Priority Distributions, if any, provided that Priority Distributions on all voting interests have been paid in full. The Company is authorized to issue Class B-5 units, however no B-5 units are outstanding as of December 31, 2004. The Class B-1 units, B-2 units, and B-3 units have a vesting period of five years, and the Class B-4 units vest immediately upon issuance. Upon a change in control, as defined, all of these units become fully vested and exercisable. Class B unit activity is as follows:

	Class B-1	Class B-2	Class B-3	Class B-4	Total
Balance, December 31, 2001	2,500	2,508	2,516	3,002	10,526
Issuances	502	508	515	—	1,525
Repurchases	(209)	(211)	(212)	—	(632)

Balance, December 31, 2002	2,793	2,805	2,819	3,002	11,419
Issuances	1,085	1,086	1,086	—	3,257
Repurchases	(46)	(46)	(47)	—	(139)

Balance, December 31, 2003	3,832	3,845	3,858	3,002	14,537
Issuances	—	—	—	—	—
Repurchases	(154)	(154)	(153)	—	(461)

Balance, December 31, 2004	3,678	3,691	3,705	3,002	14,076

Pursuant to the terms of certain individual employment agreements, the Company has provided key employees with equity units of the Company. In the event of employee termination, the Company retains the right to repurchase unvested units at the original purchase price. Units vest over five years.

16.	Commitments and Contingencies

Indemnification

Muzak’s Limited Liability Company Agreement dated as of March 18, 1999, as amended, provides for indemnification of directors and officers, including advancement of reasonable attorney’s fees and other expenses, in connection with all claims, liabilities and expenses arising out of the management of Muzak’s affairs. Such indemnification obligations are limited to the extent Muzak’s assets are sufficient to cover such obligations. Muzak carries directors and officers insurance that covers such exposure for indemnification up to certain limits. As of December 31, 2004 and 2003, we had accrued $50,000 to cover indemnification.

Litigation

The industry-wide agreement between business music providers and the American Society of Composers, Authors, and Publishers (“ASCAP”) expired in May 1999. The Company has continued to pay ASCAP royalties at the 1999 rates for all periods through December 31, 2004. While the Company began negotiations with ASCAP in June 1999, ASCAP commenced a rate court proceeding in 2003 to establish a new royalty rate. During the fourth quarter of 2004, the Company and ASCAP pursued further settlement negotiations and advanced their conversations toward reaching a new five-year music license agreement. The culmination of such efforts has resulted in a recent agreement in principle that will result in more favorable license fees. The Company anticipates that a final license agreement will be executed prior to the end of the second quarter of 2005. In the interim, payments will be made in accordance with the agreement in principle and the parties will postpone any further activities in the pending rate court proceeding. In addition, in January 2005, the Company made a payment for settlement of all claims for open audit periods prior to January 1, 2005, and as a result, ASCAP no longer has the right to audit royalty payments made by the Company prior to January 1, 2005. As part of this audit settlement, the interim license rates for all periods prior to January 1, 2005 are considered final and not subject to any retroactive adjustments.

The industry-wide agreement between business music providers and Broadcast Music, Inc. (“BMI”) expired in December 1993. Until recently, the Company was operating under an interim agreement pursuant to which the Company continued to pay royalties at the 1993 rates. As previously disclosed, the Company and BMI reached an agreement in principle in August 2004 on the terms of a new, five-year music license, and on December 31, 2004 the definitive license was executed. The term of the agreement extends from July 1, 2004 through June 30, 2009, and the agreement provides for an annual license fee of $6.0 million per annum for the five year period. The fixed license fee of $6.0 million per annum is subject to an annual 8% cap on net subscriber growth. In the event that the Company’s subscriber growth exceeds 8% per annum or in the event that the Company was to acquire a franchisee or a competitor, the license fee would be subject to adjustment. Although the interim license rates for all periods prior to July 1, 2004 are considered final, and as a result, not subject to any retroactive adjustments, BMI has the right to audit open periods from January 1, 2002 onward.

In the years ended December 31, 2004 and 2003, the Company incurred expense of $13.6 million and $9.5 million, respectively, in royalties to ASCAP, BMI, SESAC, and the record companies. Although the Company began incurring the incremental royalties associated with the new BMI agreement in July 2004, these incremental fees were not paid until January 2005. In addition, we reduced our reserve for prior period licensing royalties and related expenses by $1.5 million due to the resolution and closure of certain audit periods during 2004.

Muzak and CVS Pharmacy, Inc. are co-defendants in a lawsuit filed by DMX Music, Inc. in Los Angeles County Superior Court on July 25, 2003. DMX Music, Inc. is asserting claims against CVS Pharmacy, Inc. for breach of contract and breach of the covenant of good faith and fair dealing while asserting claims against Muzak for predatory pricing, unfair business practices, intentional interference with contract, and intentional interference with prospective economic advantage. The case has arisen as a result of a Request for Proposal prepared by CVS Pharmacy, Inc. in 2001 that solicited bids for music programming. DMX Music, Inc. contends that Muzak improperly entered into two contracts with CVS Pharmacy, Inc. subsequent to such Request for Proposal. While damages have yet to be definitively alleged, DMX Music, Inc. is seeking an award of no less than $3.0 million for lost profits, treble damages and an injunction prohibiting Muzak from allegedly selling its services below cost. While it is unable to predict the outcome of this case, Muzak contends that DMX Music. Inc.’s assertions, claims, and allegations against Muzak are without merit and is vigorously contesting the same. While the parties participated in mediation in October of 2004, they were unable to reach a settlement. A trial date is currently set for July 2005.

Muzak and the Company are co-defendants in a lawsuit filed in the U.S. District Court, Northern District of Illinois, Eastern Division, by Sound of Music, Ltd., a former franchisee of Muzak. Sound of Music, Ltd. is asserting claims against Muzak and the

Company for violation of Federal securities laws, breach of contract and common law fraud. The case has arisen as a result of Sound of Music, Ltd.’s sale of substantially all of its MUZAK® related assets to Muzak and the Company in 2001. Sound of Music, Ltd. commenced this lawsuit more than three years after the parties consummated the purchase and sale transaction and now contends that it did not receive the total consideration promised and that the value of certain Class A units of the Company received in consideration for the assets was misrepresented. Sound of Music, Ltd. is seeking damages in excess of $1 million. While it is unable to predict the outcome of this case, the Company contends that Sound of Music, Ltd.’s assertions, claims, and allegations against Muzak and the Company are without merit and is vigorously contesting the same. While discovery in this case has yet to commence, preliminary motions have been filed.

In March 2004, a jury found against Muzak and another defendant in Bono vs. Muzak LLC et al and awarded the plaintiff approximately $0.4 million in damages for claims of sexual harassment and battery. In March 2005, the Company and Bono entered into a settlement agreement under which Muzak will pay $0.7 million, which includes the amounts awarded for compensatory damages as well as the plaintiff’s legal fees. The Company expects to pay such settlement during the second and third quarters of 2005.

The Company is subject to various other proceedings in the ordinary course of its business. Management believes that such proceedings are routine in nature and incidental to the conduct of its business, and that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Other Commitments

As of December 31, 2004, the Company has approximately $26.7 million in outstanding capital expenditure commitments covering a four-year period. The Company, as discussed in Note 9 above, is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

17.	Guarantors

The following schedules, which reflect the impact of the revenue cut-off restatement which relates solely to Muzak LLC and the revision in classification of Purchased Class A units which relates solely to Muzak Holdings LLC as described in Note 2, set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for 2004, 2003 and 2002 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Notes and Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Notes and the Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Notes and Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition, LLC, Audio Environments, Inc, Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Notes and Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Notes and Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

Condensed Consolidating Balance sheets as of December 31, 2004

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$421	$—	$—	$—	$421
Accounts receivable, net	—	27,575	—	718	—	28,293
Inventories	—	17,425	—	—	—	17,425
Prepaid expenses and other assets	—	4,612	—	—	—	4,612

Total current assets	—	50,033	—	718	—	50,751
Property and equipment, net	—	100,457	—	240	—	100,697
Intangible assets, net	—	211,614	—	22,398	—	234,012
Deferred charges and other assets, net	450	60,154	6,819	8	(6,819)	60,612
Advances in/due from subsidiaries	—		—	2,665	(2,665)	—
Investment in subsidiary	(3,579)	21,210	—	—	(17,631)	—

Total assets	$(3,129)	$443,468	$6,819	$26,029	$(27,115)	$446,072

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	$—	$5,937	$—	$225	$—	$6,162
Accrued expenses	919	23,061	6,062	1,145	(6,062)	25,125
Current portion of other liabilities	—	3,692	—	—	—	3,692
Current maturities of long term debt	—	—	—	101	—	101
Advance billings	—	966	—	—	—	966

Total current liabilities	919	33,656	6,062	1,471	(6,062)	36,046
Long-term debt	24,245	403,128	334,126	1,863	(334,126)	429,236
Other liabilities	—	7,598	—	1,485	—	9,083
Advances in/due from subsidiaries	—	2,665	—		(2,665)	—
Redeemable Preferred units	155,316	—	—	—	—	155,316
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficiency/Shareholder equity	(191,397)	(3,579)	(333,369)	21,210	315,738	(191,397)

Total liabilities and members’ deficiency	$(3,129)	$443,468	$6,819	$26,029	$(27,115)	$446,072

*	Also includes a non-guarantor which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X. “minor”

Condensed Consolidating Statements of Operations for the Twelve months ended December 31, 2004

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues:
Music and other business services	$—	$179,074	$—	$5,323	$—	$184,397
Equipment and related services	—	61,465	—	—	—	61,465

	—	240,539	—	5,323	—	245,862

Cost of Revenues:
Music and other business services excluding depreciation and amortization expense	—	33,024	—	1,834	—	34,858
Equipment and related services	—	56,935	—	—	—	56,935

	—	89,959	—	1,834	—	91,793

	—	150,580	—	3,489	—	154,069

Selling, general and administrative expenses	—	87,029	—	979	—	88,008
Impairment of deferred production costs	—	6,578	—	—	—	6,578
Management fee	—	(1,065)	—	1,065	—	—
Depreciation and amortization expense	—	58,064	—	1,979	—	60,043

Loss from operations	—	(26)	—	(534)	—	(560)
Other income (expense):
Interest expense	(4,760)	(39,193)	(33,356)	(195)	33,356	(44,148)
Other, net	—	256	—	1	—	257
Loss from extinguishment of debt, net	(1,846)	—	—	—	—	(1,846)
Equity in earnings of subsidiary	(39,523)	(560)	—	—	40,083	—

Loss before income taxes	(46,129)	(39,523)	(33,356)	(728)	73,439	(46,297)
Income tax benefit	—	—	—	(168)	—	(168)

Net loss	$(46,129)	$(39,523)	$(33,356)	$(560)	$73,439	$(46,129)

*	Also includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2004

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,078	$22,116	$—	$1,397	—	$24,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	126	—	—	—	126
Capital expenditures for property and equipment and intangibles	—	(38,073)	—	—	—	(38,073)

Net cash used in investing activities	—	(37,947)	—	—	—	(37,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	317	—	—	—	317
Repurchase of senior discount notes	(33,670)	—	—	—	—	(33,670)
Repayments under revolver	—	(4,000)	—	—	—	(4,000)
Borrowings under revolver	—	18,000	—	—	—	18,000
Proceeds from issuance of Term Loan B	—	35,000	—	—	—	35,000
Repayments of capital lease obligations and other debt	—	(2,754)	—	(94)	—	(2,848)
Payment financing fees	—	(1,306)	—	—	—	(1,306)
Advance to/from subsidiaries	32,592	(31,289)	—	(1,303)	—	—

Net cash provided /(used) in financing activities	(1,078)	13,968	—	(1,397)	—	11,493

NET DECREASE IN CASH	—	(1,863)	—	—	—	(1,863)
CASH, BEGINNING OF PERIOD	—	2,284	—	—	—	2,284

CASH, END OF PERIOD	$—	$421	$—	$—	$—	$421

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Balance Sheets as of December 31, 2003 (Restated)

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$2,284	$—	$—	$—	$2,284
Accounts receivable, net	—	24,185	—	1,011	—	25,196
Inventories	—	14,741	—	—	—	14,741
Prepaid expenses and other assets	—	3,974	—	—	—	3,974

Total current assets	—	45,184	—	1,011	—	46,195
Property and equipment, net	—	107,876	—	715	—	108,591
Intangible assets, net	—	230,032	—	23,902	—	253,934
Deferred subscriber acquisition costs and other assets, net	1,306	60,539	8,485	9	(8,485)	61,854
Advances to/from subsidiaries	—		—	1,259	(1,259)	—
Investment in subsidiaries	72,026	21,770	—	—	(93,796)	—

Total assets	$73,332	$465,401	$8,485	$26,896	$(103,540)	$470,574

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	$—	$6,281	$—	$247	$—	$6,528
Accrued expenses	—	19,365	6,062	1,071	(6,062)	20,436
Current maturity of other liabilities	—	3,711	—	—	—	3,711
Current maturities of long term debt	—		—	94	—	94
Advance billings	—	1,084	—	—	—	1,084

Total current liabilities	—	30,441	6,062	1,412	(6,062)	31,853
Long-term debt	55,496	353,962	333,962	1,966	(333,962)	411,424
Other liabilities	—	7,713	—	1,748	—	9,461
Advances to/from subsidiaries	—	1,259	—		(1,259)	—
Redeemable preferred units	129,691	—	—	—	—	129,691
Redeemable Class A units	7,788					7,788
Members’ deficiency /Shareholder equity	(119,643)	72,026	(331,539)	21,770	237,743	(119,643)

Total liabilities and members’ deficiency	$73,332	$465,401	$8,485	$26,896	$(103,540)	$470,574

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Statements of Operations for the Year Ended December 31, 2003 (Restated)

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues:
Music and other business services	$—	$168,930	$—	$6,015	$—	$174,945
Equipment and related services	—	60,069	—	—	—	60,069

	—	228,999	—	6,015	—	235,014

Cost of Revenues:
Music and other business services excluding depreciation and amortization expense	—	30,228	—	2,057	—	32,285
Equipment and related services	—	50,082	—	—	—	50,082

	—	80,310	—	2,057	—	82,367

	—	148,689	—	3,958	—	152,647

Selling, general and administrative expenses	—	79,305	—	1,312	—	80,617
Depreciation and amortization expense	—	61,305	—	2,416	—	63,721
Management fee	—	(1,203)	—	1,203	—	—

Income (loss) from operations	—	9,282	—	(973)	—	8,309
Other income (expense):
Interest expense	(7,581)	(32,469)	(24,893)	(203)	24,893	(40,253)
Other, net	—	213	—	(12)	—	201
Gain (loss) on extinguishment of debt	1,384	(5,078)	—	—	—	(3,694)
Equity in earnings of subsidiaries**	(28,615)	(563)	—	—	29,178	—

Loss before income taxes	(34,812)	(28,615)	(24,893)	(1,188)	54,071	(35,437)
Income tax benefit	—	—	—	(625)	—	(625)

Net loss	$(34,812)	$(28,615)	$(24,893)	$(563)	$54,071	$(34,812)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2003 (Restated)

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$—	$26,049	$—	$1,816	$—	$27,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	67	—	—	—	67
Capital expenditures for property and equipment and intangibles	—	(41,556)	—	—	—	(41,556)

Net cash used in investing activities	—	(41,489)	—	—	—	(41,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	(2,929)	—	—	—	(2,929)
Borrowings under revolver	—	24,700	—	—	—	24,700
Repayment under revolver	—	(31,000)	—	—	—	(31,000)
Repayments of senior credit facility	—	(159,514)	—	—	—	(159,514)
Proceeds from issuance of senior notes	—	218,869	—	—	—	218,869
Repurchase of senior discount notes	(14,440)	—	—	—	—	(14,440)
Repayment of note payable to related party	—	(10,000)	—	—	—	(10,000)
Termination of interest rate protection agreement	—	4	—	—	—	4
Repayments of capital lease obligations and other debt	—	(2,391)	—	(86)	—	(2,477)
Payment of fees associated with financing	—	(9,086)	—	—	—	(9,086)
Advances to/from subsidiaries	14,440	(12,710)	—	(1,730)	—	—

Net cash provided by/(used in) financing activities	—	15,943	—	(1,816)	—	14,127

INCREASE IN CASH	—	503	—	—	—	503
CASH, BEGINNING OF PERIOD	—	1,781	—	—	—	1,781

CASH, END OF PERIOD	$—	$2,284	$—	$—	$—	$2,284

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Statements of Operations for the Year Ended December 31, 2002 (Restated)

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp. (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues:
Music and other business services	$—	$155,896	$—	$7,089	$—	$162,985
Equipment and related services	—	54,732	—	—	—	54,732

	—	210,628	—	7,089	—	217,717

Cost of Revenues:
Music and other business services excluding depreciation and amortization expense	—	32,090	—	2,377	—	34,467
Equipment and related services	—	43,754	—	—	—	43,754

	—	75,844	—	2,377	—	78,221

	—	134,784	—	4,712	—	139,496

Selling, general and administrative expenses	—	70,259	—	1,764	—	72,023
Management fee	—	(1,418)	—	1,418	—	—
Depreciation and amortization expense	—	65,829	—	4,280	—	70,109

Income (loss) from operations	—	114	—	(2,750)	—	(2,636)
Other income (expense):
Interest expense	(7,953)	(28,370)	(11,774)	(210)	11,774	(36,533)
Other, net	—	208	—	(16)	—	192
Equity in earnings of subsidiaries**	(30,068)	(2,020)	—	—	32,088	—

Loss before income taxes	(38,021)	(30,068)	(11,774)	(2,976)	43,862	(38,977)
Income tax benefit	—	—	—	(956)	—	(956)

Net loss	$(38,021)	$(30,068)	$(11,774)	$(2,020)	$43,862	$(38,021)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2002 (Restated)

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Muzak Holdings LLC Consolidated (Parent)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$—	$30,757	$—	$832	$—	$31,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	41	—	—	—	41
Capital expenditures for property and equipment and intangibles	—	(38,830)	—	—	—	(38,830)

Net cash used in investing activities	—	(38,789)	—	—	—	(38,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	2,987	—	—	—	2,987
Borrowings under revolver	—	15,000	—	—	—	15,000
Repayment under revolver	—	(10,000)	—	—	—	(10,000)
Repayments of senior credit facility	—	(6,693)	—	—	—	(6,693)
Proceeds from issuance of note payable to related party	—	10,000	—	—	—	10,000
Purchase of interest rate protection agreement	—	(372)	—	—	—	(372)
Repayments of capital lease obligations and other debt	—	(2,520)	—	(80)	—	(2,600)
Payment of fees associated with financing	—	(1,924)	—	—	—	(1,924)
Advances to/from subsidiaries	—	752	—	(752)	—	—

Net cash provided by/(used in) financing activities	—	7,230	—	(832)	—	6,398

DECREASE IN CASH	—	(802)	—	—	—	(802)
CASH, BEGINNING OF PERIOD	—	2,583	—	—	—	2,583

CASH, END OF PERIOD	$—	$1,781	$—	$—	$—	$1,781

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

18.	Quarterly Financial Data (Unaudited): (In Thousands)

As discussed in Note 2, while preparing the 2004 year-end financial statements and supporting schedules, an error was discovered pertaining to revenue and accounts receivable cutoff procedures. The tables below reflect the correction of this error. Additionally, the Company has restated its 2004 quarterly information to reflect adjustments identified during the year end closing process primarily as a result of refinement of the methodologies for the capitalization of subscriber acquisition costs and labor associated with the installation of equipment provided to subscribers.

The quarterly data below is based on the Company’s fiscal periods.

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Restated	Restated	Restated
Net revenue	$59,790	$59,955	$62,515	$63,602
Cost of revenues, excluding depreciation and amortization (a)	21,833	21,272	24,290	24,398
Income (loss) from operations (b) (c)	1,187	2,115	1,095	(4,957)
Net loss (d)	(9,393)	(10,839)	(9,785)	(16,112)

	Fiscal 2003 Restated
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$56,403	$57,596	$59,333	$61,682
Cost of revenues, excluding depreciation and amortization (a)	19,019	19,895	20,255	23,198
Income (loss) from operations (b) (c)	(101)	2,828	3,702	1,880
Net loss (d)	(8,479)	(10,810)	(6,557)	(8,966)

(a)	The third and fourth quarters of 2004 include incremental expenses of $0.8 million relating to the new BMI agreement. Additionally, the fourth quarter of 2004 includes a $1.5 million reduction in reserves for prior period licensing royalties due to resolution and closure of certain audit periods.

(b)	The second, third, and fourth quarters of 2004 include $0.8, $0.9 million, and $0.1 million, respectively, of charges associated with severance and other termination benefits, relocation costs, duplicate salaries, and temporary facility requirements relating to the Company’s centralization of administrative and certain aspects of operational functions. The third quarter of 2004 includes $0.6 million impairment of a receivable from the purchaser of the Company’s CCTV inventory and recurring contracts.

(c)	The fourth quarter of 2004 includes a $6.5 million impairment of deferred production costs.

(d)	The second and fourth quarters of 2004 include $1.7 million and $0.2 million, respectively, of losses on extinguishment of debt related to the repurchase of a portion of the Senior Discount notes and the $5.0 million reduction in revolver commitment.

(e)	The fourth quarter of 2003 includes the financial impact of the lost revenues and additional costs related to the satellite disruption of approximately $0.9 million.

(f)	The second quarter of 2003 includes $3.7 million loss on extinguishment of debt related to the write-off of financing fees associated with the Company’s refinanced Senior Credit Facility offset by a gain on the repurchase of a portion of Senior Discount Notes.

The tables below reconcile the reported amount by quarter for the impact of the restatement described in Note 2.

	Fiscal 2003 – First Quarter			Fiscal 2003 – Second Quarter
	As reported	Adjustment	As Restated	As reported	Adjustment	As Restated
Net revenue	$56,690	$(287)	$56,403	$57,583	$13	$57,596
Cost of revenues	19,073	(54)	19,019	19,902	(7)	19,895
Income from operations	132	(233)	(101)	2,808	20	2,828
Net Loss	(8,246)	(233)	(8,479)	(10,830)	20	(10,810)

	Fiscal 2003 – Third Quarter			Fiscal 2003 – Fourth Quarter
	As reported	Adjustment	As Restated	As reported	Adjustment	As Restated
Net revenue	$59,349	$(16)	$59,333	$61,614	$68	$61,682
Cost of revenues	20,273	(18)	20,255	23,146	52	23,198
Income from operations	3,700	2	3,702	1,864	16	1,880
Net Loss	(6,559)	2	(6,557)	(8,982)	16	(8,966)

	Fiscal 2004 – First Quarter			Fiscal 2004 – Second Quarter
	As reported	Adjustment	As Restated	As reported	Adjustment	As Restated
Net revenue	$60,073	$(283)	$59,790	$60,170	$(215)	$59,955
Cost of revenues	21,054	779	21,833	21,463	(191)	21,272
Income from operations	1,779	(592)	1,187	2,195	(80)	2,115
Net Loss	(8,801)	(592)	(9,393)	(10,759)	(80)	(10,839)

	Fiscal 2004 – Third Quarter
	As reported	Adjustment	As Restated
Net revenue	$61,706	$809	$62,515
Cost of revenues	23,844	446	24,290
Income from operations	562	533	1,095
Net Loss	(10,318)	533	(9,785)

19.	Subsequent Events

On April 15, 2005, the Company refinanced its then existing Senior Credit Facility with a new $105.0 million senior secured term loan facility (“New Senior Credit Facility”). A portion of the proceeds were used to repay the existing outstanding term and revolving loans and associated interest and collateralize outstanding letters of credit under the previous Senior Credit facility, and fees and expenses. The revolving commitments were also terminated in connection with this transaction. Total cash available, after giving effect to this refinancing and to existing cash balances as of April 15, 2005, was approximately $27.2 million.