Form 10-K
period 2005-12-31
MUZAK HOLDINGS LLC; MUZAK HOLDINGS FINANCE CORP
filed 2006-03-31
CIK 1085320, 1085319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☒    No  ☐

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Muzak Holdings Finance Corp. meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

MUZAK HOLDINGS LLC

MUZAK HOLDINGS FINANCE CORP

FORM 10-K INDEX

Safe Harbor Statement

This Form 10-K contains statements which, to the extent they are not historical facts (such as when we describe what we “believe,” “expect,” or “anticipate” will occur), constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Safe Harbor Acts”). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts. The Company does not undertake any obligation to update any such statements unless required by law.

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

Our two core products are Audio ArchitectureSM and VoiceSM. We provide our products to numerous types of businesses including specialty retailers, restaurants, department stores, supermarkets, drug stores, financial institutions, hotels, health and fitness centers, business offices, manufacturing facilities and medical centers, among others. During 2005, our top twenty clients represented approximately 20% of our revenues with no single client representing more than 5% of our revenues. Our standard contract has a non-cancelable five-year term that renews automatically for at least one additional five-year term unless specifically terminated at the initial contract expiration date. We believe that our clients use our products because they recognize them as a key element in establishing their desired business environment, in promoting their corporate identities and in strengthening their brand images at a low monthly cost.

We also sell, install, and maintain equipment, such as sound systems, sound masking, and drive-thru systems.

We provide our products and services domestically through our integrated, nationwide network of Company owned territories and franchisee territories. We believe our nationwide network is the largest in the industry and provides us with a key competitive advantage in effectively marketing and servicing clients ranging from local accounts with single or multiple locations to national accounts with significant geographic presences. In 2005, 95% of our revenues were generated by our owned operations and the remaining 5% were generated from fees from our franchisees.

Recent Developments

In January 2006, our Board of Directors approved the implementation of an enterprise resource planning (“ERP”) system to enhance operating efficiencies and provide more effective management of our business operations. The implementation is expected to begin in April 2006. Management anticipates placing the application into service during Q2 2007. The implementation project is projected to require cash outlays of $2.4 million and $0.7 million in 2006 and 2007, respectively.

During the 2nd half of 2005 we recorded $0.6 million of charges relating to Hurricane Katrina. The charges relate to reserves for capital investments lost or damaged at subscriber locations and an accounts receivable reserve for accounts that were impacted by hurricane Katrina. It is possible that additional charges could result, however such charges are not likely to be significant. We are in discussion with our insurer regarding possible claim recovery.

Gregory F. Rayburn became Muzak’s Chief Executive Officer on July 12, 2005, replacing Lon Otremba who resigned to pursue other business interests. Mr. Otremba’s severance of $0.4 million was recorded in the third quarter of 2005. Mr. Rayburn is the Senior Managing Director and Practice Leader of FTI Palladium Partners, a division of FTI Consulting, Inc (“FTI”). He joins Muzak through an agreement between the Company and FTI. Prior to joining FTI in December 2003, Mr. Rayburn spent three years as a Principal with AlixPartners, an international consulting organization.

In June 2005, we implemented a revised business plan in order to achieve more moderate growth levels, thereby reducing the number of annual new client location additions. This revised plan contributed to our ability to generate modest positive free cash flow after debt service obligation in the fourth quarter of 2005. While there can be no assurances, we expect that the associated decrease in capital investments under the revised business plan will continue to contribute towards our goal of generating free cash flow after debt service obligations. We are currently negotiating with one of our suppliers to adjust our purchase commitment for receivers, in light of the revised business plan. In addition, the revised business plan provides a platform to accelerate current and future process improvement initiatives. In conjunction with the revised business plan, we recorded restructuring charges of $1.7 million for the twelve months ended December 31, 2005.

During the second quarter of 2005 we recorded $1.7 million of charges relating to provisions for impaired note receivable balances. The charges relate to various notes, including our note receivable from the purchaser of our closed circuit television systems product line. In the fourth quarter of 2005, we pursued a collection action against the purchaser of our closed circuit television system product line and concluded a settlement for $250,000.

Muzak and CVS Pharmacy, Inc. were co-defendants in a lawsuit filed by DMX Music, Inc. in Los Angeles County Superior Court on July 25, 2003. The case arose as a result of a Request for Proposal prepared by CVS Pharmacy, Inc. in 2001 that solicited bids for music programming. Muzak and DMX Music, Inc. entered into a settlement and general release agreement that resolves all claims between Muzak and DMX Music, Inc. and required a $1.0 million payment by Muzak to DMX Music, Inc. The cost of the settlement was recorded in selling, general and administrative expenses in the first quarter of 2005.

In April 2005, we entered into a new $105.0 million senior secured term loan facility (“New Senior Credit Facility”) payable in quarterly installments of 0.25% beginning September 2005 until final maturity on April 15, 2008. A portion of the proceeds from the New Senior Credit Facility was used to repay in full the outstanding term and revolving loans and associated interest and to collateralize outstanding letters of credit under the Company’s then existing Senior Credit Facility, and to pay related fees and expenses. The then existing Senior Credit Facility has been terminated (See Liquidity and Capital Resources).

In February 2005, David Unger, a member of the Board of Directors resigned his position as director. Mr. Unger’s resignation was received by the Company via electronic mail on February 2, 2005. The circumstances which the Company believes caused the resignation were Mr. Unger’s insistence that the Company establish an audit committee and his belief that the Company was not timely reporting material business developments to the board of directors. As the Company does not have securities listed on a national securities exchange, it is not required to have a separate audit committee. The Company believes that necessary safeguards are in place as its board of directors functions as the audit committee. Further, the Company believes that the board is fully apprised of all material business developments in a timely manner and that it discloses material issues in its filings with the Securities and Exchange Commission in accordance with securities laws and regulations.

The industry-wide agreement between business music providers and ASCAP expired in May 1999, and we operated under an interim agreement pursuant to which we continued to pay ASCAP royalties at the 1999 rates for all periods through December 31, 2004. During the fourth quarter of 2004, we pursued settlement negotiations with ASCAP and advanced our conversations toward reaching a new five-year music license agreement. The culmination of such efforts resulted in the execution in January 2005 of an agreement in principle that establishes more favorable license fees. The agreement in principle extends from January 1, 2005 through December 31, 2009 and provides for an annual license fee of $6.8 million per annum for the five year period. The fixed license fee of $6.8 million per annum allows for net subscriber growth up to 8% per annum without any adjustment in the annual fee. In the event that our subscriber growth exceeds 8% per annum or in the event that we acquire a franchisee or a competitor, the license fee would be subject to adjustment. Payments are being made in accordance with the agreement in principle and the parties have postponed any further activities in the pending rate court proceeding. In addition, in January 2005, as previously disclosed, we made a payment for settlement of all claims for open audit periods prior to January 1, 2005, and as a result, ASCAP no longer has the right to audit royalty payments that we made prior to January 1, 2005. As part of this audit settlement, the interim license rates for all periods prior to January 1, 2005 are considered final and not subject to any retroactive adjustments.

Products

Audio Architecture is business music programming designed to enhance a client’s brand image. Our in-house staff of audio architects analyzes a variety of music to develop and maintain core music programs in various genres ranging from current top of the charts hits to jazz, classic rock, urban, country, Latin, classical music and others. Our audio architects change our music programs on a daily basis, incorporating newly released original artists’ music recordings and drawing from our extensive music library. In designing our music programs, our audio architects use proprietary computer software that allows them to access the extensive library. Our library contains subjective and objective data (commonly referred to as meta data) unique to each recording that enables us to avoid repetition and manage tempo, mood, and music variety to provide clients with high quality, seamlessly arranged programs. The combination of our proprietary software and our library’s meta data is driving new efficiencies in programming and enabling us to offer unique experiences to a greater number of clients. In addition, we offer individual music programs to clients who seek further customization beyond that offered by our core music programs.

Voice is telephone music and marketing on-hold, as well as in-store messaging. Our Voice staff creates customized music and messages that allow clients’ telephone systems to deliver targeted music and messaging during their customers’ time on hold. In addition, we also provide customized in-store messages that allow our clients to deliver targeted music and messaging to support their in-store point of sale merchandising. Our fully integrated sound studios and editing and tape duplication facilities provide flexibility in responding to clients’ needs. Our telephone and satellite delivery technologies allow us to expeditiously change our clients’ music and messages.

In connection with the sale of our Audio Architecture and Voice products, we sell or provide various system-related products, principally sound systems. As part of a typical music programming contract, we provide music receiving or playback equipment to our clients. Our business music clients generally purchase audio equipment, such as sound systems, from us that supplements the music receiving or playback equipment.

We also sell, install and maintain non-music related equipment, such as drive-thru systems, televisions, intercom and paging systems. We provide these services for our business music and other clients. Additionally, we provide television programming packages, made available by Echostar, to our commercial clients. Maintenance of program-receiving equipment that we provide to business music clients is typically included as part of the overall music service. Installation and maintenance of audio or other equipment not directly related to reception of our business music service is provided on a contractual or time-and-materials basis. All of the equipment is manufactured by third parties, although some items bear the MUZAK® brand name.

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

Distribution Systems

We transmit our offerings through various mediums including direct broadcast satellite transmission, local broadcast transmission, audio tapes and compact discs. During 2005, we served our music client locations through the following means: approximately 82% through direct broadcast satellite transmission, approximately 4% through local broadcast technology, and approximately 14% through recorded media such as, on-premises tapes or compact discs.

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

To mitigate our expenditures in the event of a future satellite disruption, we have secured insurance to cover our re-pointing costs of up to $5.0 million in the event of a Galaxy IIIC satellite failure. In addition, we have secured insurance coverage on AMC-1 to cover costs up to $3.6 million in the first quarter of 2006 stepping up to $4.0 million by the end of 2006.

The term of our transponder lease with Microspace for the Galaxy IIIC satellite is projected to end in 2016 while the lease for AMC-1 is projected to end in 2011. Microspace can terminate its agreements with us immediately upon termination of its underlying agreements with PanAmSat and SES Americom. We regularly review the availability of alternate transponders.

As part of our arrangements with EchoStar, we furnish music channels to commercial and residential subscribers over EchoStar’s satellite system. Pursuant to the agreements with EchoStar, EchoStar pays us a programming fee for each of its residential subscribers and pays us, and our franchisees, a commission for sales made by EchoStar or its agents to commercial subscribers in the respective territories. We pay EchoStar a fee for uplink transmission of music channels to our clients and we rent space at EchoStar’s Cheyenne, Wyoming uplink facility. We also pay EchoStar a royalty and combined access fees on music programs sold by the Company, which are distributed by EchoStar to commercial subscribers. The term of each of our agreements with EchoStar is dependent upon the life of one of its satellites, which is estimated to cease operations sometime in 2010. During the first quarter of 2004, EchoStar informed us that it had agreed to distribute Sirius Satellite Radio’s programming to EchoStar’s residential subscribers. At that time we believed that such programming would replace our music channels offered to EchoStar’s residential subscribers and, possibly, EchoStar’s commercial subscribers. As of December 31, 2005, EchoStar has continued to utilize our music channels for EchoStar’s residential and commercial subscribers, and we do not foresee a change in such use in the near future. Even if EchoStar were to discontinue utilizing our programming, EchoStar would remain obligated to uplink and provide space segment to distribute our music channels currently being offered to our commercial subscribers over EchoStar’s satellite system. In any event, we believe that any future discontinuation of our programming to EchoStar’s commercial and/or residential subscribers would not have a material financial impact on the Company.

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

In February 2005, DMX Music, Inc. announced it had signed an asset purchase agreement for the sale of all of its domestic and international operations with THP Capstar, Inc. Prior to such transaction, DMX Music, Inc.’s domestic companies had voluntarily filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We do not know how DMX Music, Inc. under THP Capstar’s ownership will impact competition.

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

We compete on the basis of service, the quality and variety of our music programs, versatility and flexibility, the availability of our non-music services and, to a lesser extent, price. Even though we are seldom the lowest-priced provider of business music in any territory, we believe that we can compete effectively due to the widespread recognition of the Muzak name, our nationwide network, the quality and variety of our music programming, the talent of our audio architects and our multiple delivery systems. While we believe that we compete effectively, our competitors have established client bases and are continually seeking new ways to expand such client bases and revenue streams.

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

National Salesforce

Our national sales group is responsible for securing new national and key accounts and maintaining our existing client base of national and key accounts. We currently have a total of seven account executives focused exclusively on selling services to clients that have approximately 50 or more locations. Each owned operation and franchisee is responsible for installing and servicing the national accounts within its territory.

Local Salesforce

We currently have a team of approximately 150 locally based personnel focused on securing new client contracts and renewing existing contracts. This team typically focuses on clients with fewer than 50 locations, which may include individual franchisees of national chains.

Music Licenses

We pay performance royalties to songwriters and publishers through contracts negotiated with performing rights societies such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), and the SESAC. We also license rights to re-record and distribute music from a variety of sources such as record companies and publishers when we provide our services via recorded media.

The industry-wide agreement between business music providers and ASCAP expired in May 1999, and we operated under an interim agreement pursuant to which we continued to pay ASCAP royalties at the 1999 rates for all periods through December 31, 2004. During the fourth quarter of 2004, we pursued settlement negotiations with ASCAP and advanced our conversations toward reaching a new five-year music license agreement. The culmination of such efforts resulted in the execution in January 2005 of an agreement in principle that establishes more favorable license fees. The agreement in principle extends from January 1, 2005 through December 31, 2009 and provides for an annual license fee of $6.8 million per annum for the five year period. The fixed license fee of $6.8 million per annum allows for net subscriber growth up to 8% per annum without any adjustment in the annual fee. In the event that our subscriber growth exceeds 8% per annum or in the event that we acquire a franchisee or a competitor, the license fee would be subject to adjustment. Payments are being made in accordance with the agreement in principle and the parties have postponed any further activities in the pending rate court proceeding. In addition, in January 2005, as previously disclosed, we made a payment for settlement of all claims for open audit periods prior to January 1, 2005, and as a result, ASCAP no longer has the right to audit royalty payments that we made prior to January 1, 2005. As part of this audit settlement, the interim license rates for all periods prior to January 1, 2005 are considered final and not subject to any retroactive adjustments.

The industry-wide agreement between business music providers and BMI expired in December 1993, and we operated under an interim agreement pursuant to which we continued to pay royalties at the 1993 rates. In August 2004, we reached an agreement in principle with BMI on the terms of a new, five-year music license, and on December 31, 2004 the definitive license was executed. The term of the agreement extends from July 1, 2004 through June 30, 2009, and the agreement provides for an annual license fee of $6.0 million per annum for the five year period. The fixed license fee of $6.0 million per annum is subject to an annual 8% cap on net subscriber growth. In the event that our subscriber growth exceeds 8% per annum or in the event that we were to acquire a franchisee or a competitor, the license fee would be subject to adjustment. Although the interim license rates for all periods prior to July 1, 2004 are considered final, and as a result, not subject to any retroactive adjustments, BMI has the right to audit open periods from January 1, 2002 onward.

Our license with SESAC was recently renewed for a three year period and extends our relationship through December 31, 2008. SESAC represents a significantly smaller percentage of our repertoire than ASCAP and BMI, and the payments that we make to SESAC reflect such fact.

The rights that we license to re-record and distribute music to support clients who require on-premise, non-broadcast delivery systems include mechanical rights from publishers. Mechanical rights are rights held by publishers that entitle them to control the copying of their musical compositions onto physical media. We license mechanical rights directly from publishers as well as The Harry Fox Agency (“HFA”)—a collective that represents publishers and collects royalties on their behalf. Our license with HFA has been in an interim status since January 1, 2003 and we have been reporting and paying royalties in accordance with HFA’s directives since such time.

We recently implemented new processes to secure mechanical rights in preparation for our eventual transition to a new licensing arrangement with HFA—an arrangement that should be finalized sometime during fiscal year 2006. While we will continue to have access to a substantial amount of repertoire to meet our programming and creative needs for on-premise, non-broadcast delivery systems, we may identify genres of music or particular musical compositions that might not otherwise be available to our Audio Architects. In such instances, we will attempt to broaden our available repertoire and secure the necessary rights to such musical works. In order to secure such additional repertoire we may experience an increase in programming and royalty costs.

We, however, cannot provide any assurances as to the success of our efforts to secure rights for such additional repertoire on favorable economic terms. While we are confident in the creative abilities of our Audio Architects and believe that our on-premise programming will continue to be of the highest quality, limitations on the availability of certain musical works may result in the discontinuance of certain on-premise, non-broadcast programs, and as a result, may lead to increased client cancellations. Nonetheless, we believe that our competitors are similarly impacted and that such competitors do not have any inherent competitive advantages.

In the years ended December 31, 2005 and 2004, we incurred expense of $15.0 million and $13.6 million, respectively, in royalties to ASCAP, BMI, SESAC, HFA, publishers and record companies.

Government Regulation

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

Employees

As of December 31, 2005, we had 1,273 full-time and 23 part-time employees. 139 of our technical and service personnel are union members. These personnel belong to 14 bargaining units, 13 of which are represented by the International Brotherhood of Electrical Workers and one of which is represented by the Communication Workers of America. All of our union contracts are current with the exception of our Boston, Massachusetts office and we are in the process of negotiating a new contract to replace the one that expired on December 31, 2005. We believe that we will be able to negotiate a new contract but can not predict as to when such negotiations will be concluded. We believe that our relations with our employees and with the unions that represent them are generally good.

Available Financial Information

The Company’s most recent quarterly report on Form 10-Q can be found on the Company’s website, www.muzak.com and on the SEC’s website, www.sec.gov. The Company’s 2005 annual report on Form 10-K will be available on the Company’s website as soon as reasonably practical.

ITEM 1A. RISK FACTORS

We are dependent on satellite delivery provided by third parties.

There are a limited number of satellites with orbital positions suitable for direct broadcast satellite transmission of our signals and a limited number of available transponders on those satellites. Satellite transponders receive signals, translate signal frequencies and transmit signals to receiving satellite dish antennas. If our current transponders experience failures or our current transponders lessors were unable to provide us with transponder services, we would have to seek alternative transponder or satellite facilities and to repoint satellite dishes at our clients’ locations. However, alternative transponders and facilities may not be available on a timely or cost-effective basis, may be available only on a satellite that is not positioned as favorably as our current satellites or may require a change in the frequency currently used to transmit and receive our signal. If we are required to enter into new transponder lease agreements, we cannot assure you that we will be able to do so on terms as favorable as those in our current agreements.

In addition, some of our clients receive our direct broadcast satellite transmissions via uplink and space segment provided by EchoStar Satellite Corporation. In the event that a disruption, or the expiration or earlier termination of such services were to require us to identify alternative broadcast solutions for our affected clients, we would be further required to recapitalize such accounts. Such recapitalization would be necessary since EchoStar compatible, satellite receivers and satellite dishes installed at our clients’ locations are not compatible with other satellite systems or alternative satellite transponders.

We are dependent on third parties to license music rights.

We pay performance royalties to songwriters and publishers through contracts negotiated with performing rights societies such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), and SESAC. To support our clients who require on-premise, non-broadcast delivery systems, we also license rights to re-record and distribute music directly from record companies and publishers as well as from collectives that represent their interests. For example, we license mechanical rights directly from publishers as well as The Harry Fox Agency—a collective that represents publishers and collects royalties on their behalf.

Our ability to secure rights, licenses, and content is not assured, and we may not be able to secure such on commercially reasonable terms or at all. While we endeavor to provide our Audio Architects with a wide variety of licensed repertoire, rights-holders may, from time to time, question our use of their works. Such rights-holders may fail to recognize the promotional value of being part of the our repertoire of available musical works or may recognize such promotional value but otherwise insist on remuneration. Rights-holders may even seek legal redress. Should rights-holders, so situated, elect to pursue legal actions and should we fail to prevail, such actions could, in the aggregate, have a material adverse effect on the Company.

Investment in new business strategies and initiatives could disrupt our ongoing business and may present risks not originally contemplated

In January 2006, our Board of Directors approved the implementation of an enterprise resource planning (“ERP”) system to enhance operating efficiencies and provide more effective management of our business operations. Implementations of ERP systems and related software carry risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of our ERP implementation, it could have a material adverse effect on our business, financial position and results of operations.

We may be unable to successfully compete in our industry.

We compete with many local, regional, national and international providers of business music services. National competitors include DMX Music, Inc., PlayNetworks, and In-Store Broadcasting Network (“IBN”). Local and regional competitors are typically smaller entities that target businesses with few locations.

In February 2005, DMX Music, Inc. announced it had signed an asset purchase agreement for the sale of all of its domestic and international operations with THP Capstar, Inc. Prior to such transaction DMX Music, Inc.’s domestic companies had voluntarily filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We do not know how DMX Music, Inc. under THP Capstar’s ownership will impact competition.

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

We compete on the basis of service, the quality and variety of our music programs, versatility and flexibility, the availability of our non-music services and, to a lesser extent, price. Even though we are seldom the lowest-priced provider of business music in any territory, we believe that we can compete effectively due to the widespread recognition of the Muzak name, our nationwide network, the quality and variety of our music programming, the talent of our audio architects and our multiple delivery systems. While we believe that we compete effectively, our competitors have established client bases and are continually seeking new ways to expand such client bases and revenue streams. As a result competition may negatively impact our ability to attract new clients and retain existing clients at current profitability levels.

We may be unable to keep pace with technological change affecting the production and delivery of our products.

There are numerous methods by which our existing and future competitors can deliver programming, including various forms of direct broadcast satellite services, wireless cable, fiber optic cable, digital compression over existing telephone lines, advanced television broadcast channels, Digital Audio Radio Service and the Internet. Competitors may use different forms of delivery for the services we offer, and clients may prefer these alternative delivery methods. We may not have the financial or technological resources to adapt to changes in available technology and our clients’ preferences.

We cannot assure you that we will be able to use, or compete effectively with competitors that adopt new delivery methods and technologies, or keep pace with discoveries or improvements in the communications, media and entertainment industries. We also cannot assure you that the technology we currently rely upon will not become obsolete. Advances in telecommunications technology and Internet music delivery systems could lower the barriers to entry in the business music industry and result in increased competitive pressure on us.

Changes in laws and government regulation could adversely affect our business.

We are subject to laws and governmental regulation in the United States and other countries in which we provide services. Our business prospects could be adversely affected by the adoption of new laws, policies or regulations that change the present regulatory environment. Such changes could negatively impact the production and distribution of our services.

Increased subscriber turnover may affect our financial performance.

Our historical cancellation rate has been approximately 9.9% and 10.1% in 2005 and 2004, respectively. We define our cancellation rate as the percentage of monthly recurring revenue cancelled as a percentage of our recurring revenue base at the beginning of the applicable year. High cancellation rates negatively impact our cash flows from operations and require us to make further investments in order to maintain such operating cash flows.

Our business results could be adversely affected if we lose key personnel

Our success depends in large part upon the abilities and continued service of our senior management personnel. The loss of certain members of senior management could seriously affect our business prospects. We do not maintain key man life insurance on any of senior management personnel.

Our client locations and our support facilities could be damaged by natural disaster

Our client locations and our support facilities could be damaged by natural catastrophes. We rely on broadcast technologies to serve the majority of our clients and do not maintain an insurance program that provides coverage on satellite receivers and dishes that we lease to clients’ locations. We also rely on uplink facilities to coordinate and transmit our broadcast signals. Natural catastrophes could significantly impact our investments in client locations and our ability to provide broadcast transmissions.

Our net losses from operations may continue and we may not have sufficient earnings to meet debt obligations.

Our ability to make payments on and refinance our debt and to fund planned investments relating to new client locations will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and investments relating to new client locations, sell assets, obtain additional equity capital or restructure or refinance all or part of our debt. We currently believe that principle payments due in 2008 and beyond will require refinancing. We cannot assure you that we could accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

Lack of readily available funds to borrow

We do not have funds readily available for borrowing and are currently restricted from incurring additional indebtedness per covenants in certain indentures and agreements. Therefore, we are reliant on our existing cash balance and our ability to generate enough operating cash flow to facilitate the operations of the company. Our inability to obtain additional funds could have an adverse affect on our operations.

Our substantial indebtedness could adversely affect our financial health, which could reduce the value of our securities.

As of December 31, 2005, our total amount of indebtedness is $464.9 million. Our substantial indebtedness could have important consequences to you. For example, it could:

•	Prove difficult to refinance such indebtedness at favorable terms or at all;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

Our controlling equityholder may have interests that conflict with your interests

MEM Holdings, as beneficial owner, controls 64.2% of the voting membership interests of Muzak Holdings. MEM Holdings can therefore direct Muzak Holdings’ policies and those of Muzak, and can select a majority of our managers and directors. MEM Holdings is in turn controlled by affiliates of ABRY Partners. The interests of MEM Holdings, ABRY Partners, their affiliates and the members of our management may conflict with the interests of other investors.

ABRY Partners and its affiliates make controlling investments in media businesses and businesses that support or enhance media properties. ABRY Partners, its affiliates and members of management, may at any time own controlling or non-controlling interests in media and related businesses other than through Muzak, some of which may compete with Muzak.

ITEM 2. PROPERTIES

The Company leases its headquarters located at 3318 Lakemont Boulevard, Fort Mill, South Carolina. The telephone number of our headquarters is (803) 396-3000. Our headquarters consists of approximately 100,000 square feet which accommodates our executive offices, operations, national sales, marketing, technical, finance and administrative staffs, and a warehouse. We also have local sales offices and warehouse in various locations, and lease space at two satellite uplink facilities. Approximately 95% of the total square footage of all of the Company’s facilities is leased and the remainder is owned.

The Company considers all of its properties, both owned and leased, suitable for its existing needs. We are currently assessing options on certain properties where excess space has been identified as part of the revised business plan model. We recorded an impairment of $0.8 million as part of restructuring in Q2 2005 to reflect this excessive capacity.

ITEM 3. LEGAL PROCEEDINGS

Muzak and the Company are co-defendants in a lawsuit filed in the U.S. District Court, Northern District of Illinois, Eastern Division, by Sound of Music, Ltd., a former franchisee of Muzak. Sound of Music, Ltd. is asserting claims against Muzak and the Company for violation of Federal securities laws, breach of contract and common law fraud. The case has arisen as a result of Sound of Music, Ltd.’s sale of substantially all of its MUZAK® related assets to Muzak and the Company in 2001. Sound of Music, Ltd. commenced this lawsuit more than three years after the parties consummated the purchase and sale transaction and now contends that it did not receive the total consideration promised and that the value of certain Class A units of the Company received in consideration for the assets was misrepresented. Sound of Music, Ltd. is seeking damages in excess of $1 million. While we are unable to predict the outcome of this case, we contend that Sound of Music, Ltd.’s assertions, claims, and allegations against Muzak and the Company are without merit, and we are vigorously contesting the same. We filed our answer to the complaint on March 16, 2006 and discovery should commence soon thereafter.

Muzak and CVS Pharmacy, Inc. were co-defendants in a lawsuit filed by DMX Music, Inc. in Los Angeles County Superior Court on July 25, 2003. The case arose as a result of a Request for Proposal prepared by CVS Pharmacy, Inc. in 2001 that solicited bids for music programming. Muzak and DMX Music, Inc. entered into a settlement and general release agreement that resolved all claims between Muzak and DMX Music, Inc. and required a $1.0 million payment by Muzak to DMX Music, Inc. The cost of the settlement was recorded in selling, general and administrative expenses in the first quarter of 2005.

In March 2004, a jury found against Muzak and another defendant in Bono vs. Muzak LLC et al and awarded the plaintiff approximately $0.4 million in damages for claims of sexual harassment and battery. In March 2005, we entered into a settlement agreement with Bono under which we paid $0.7 million, which includes the amounts awarded for compensatory damages as well as the plaintiff’s legal fees. We paid such settlement during the second and third quarters of 2005.

We are the subject of, or a party to, various other proceedings in the ordinary course of our business. Management believes that such proceedings are routine in nature or incidental to the conduct of our business, and that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on our consolidated financial condition or results of operations.

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

During 2005, the Company repurchased 758.8 Class B-1 Units, 759.2 Class B-2 Units, and 759.2 Class B-3 Units and issued 17.8 Class B-1 Units, 17.8 Class B-2 Units, and 16.8 Class B-3 Units from and to members of management.

All of such repurchases were deemed exempt from registration under the Securities Act by virtue of Section 4 (2) thereof, as transactions not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is Selected Financial Data for the Company for the years ended December 31, 2005, 2004, 2003, 2002, and 2001. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this report.

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Statement Of Operations Data:
Net revenues	$246,925		$245,862		$235,014	$217,717	$203,926
Income (loss) from continuing operations	1,896		(560)		8,309	(2,636)	(11,356)
Interest expense	48,273		44,148		40,253	36,533	39,390
Net loss (1)	(48,557)		(46,129)		(34,812)	(38,021)	(50,632)
Balance Sheet Data (At Period End):
Total assets	$428,068		$446,072		$470,574	$470,673	$494,780
Intangible assets, net	220,373		234,012		253,934	270,756	292,546
Working capital (deficit)	30,236		14,705		14,342	(2,328)	(4,041)
Long-term debt, including current portion	464,890		429,337		411,518	377,769	361,920
Capital lease obligations	3,070		4,938		5,232	4,224	4,720
Redeemable preferred stock and Class A units	193,367		163,104		137,479	116,902	100,054
Other Data:
Capital expenditures for property and equipment	$35,254		$36,044		$39,902	$37,384	$41,476
Cash flows provided by operations	22,729		24,591		27,865	31,589	38,035
Cash flows used in investing activities	(35,190)		(37,947)		(41,489)	(38,789)	(42,908)
Cash flows provided by financing activities	28,054		11,493		14,127	6,398	4,444
EBITDA pursuant to the Notes (2)	59,524		65,387		72,231	67,665	63,831
Consolidated Leverage Ratio for the Company	6.70	x	6.76	x	—	—	—
Consolidated Leverage Ratio for Muzak	6.34	x	6.38	x	—	—	—

(1)	Net loss for the year ended December 31, 2005 includes a $2.7 million loss on early extinguishment of debt related to the write-off of financing fees associated with the Company’s refinanced Senior Credit Facility, $1.7 million related to severance and other termination benefits, $1.7 million impairment of notes receivable, and $0.6 million charges related to Hurricane Katrina. Net loss for the year ended December 31, 2004 includes incremental royalty expenses of $1.6 million related to the new BMI agreement, a $1.5 million reduction in reserves for prior period licensing royalties due to resolution and closure of certain audit periods, $1.8 million relating to severance and other termination benefits, a $0.6 million impairment of a note receivable, a $6.5 million impairment of deferred production costs, and a $1.8 million loss on early extinguishment of debt related to the repurchase of Senior Discount Notes as well as a reduction in revolver commitment. Net loss for the year ended December 31, 2003 includes a $3.7 million loss on early extinguishment of debt related to the write-off of financing fees associated with the Company’s refinanced Senior Credit Facility. Net loss for the year ended December 31, 2002 includes a $3.1 million charge to increase reserves for estimated prior period licensing royalties and related expenses and a charge of $0.5 million in connection with exploring various financing alternatives. Net loss for the year ended December 31, 2001 includes a $1.2 million charge related to a license fee audit and a charge of $0.7 million related to the postponed private placement of Senior Subordinated Notes.
(2)	The Company evaluates the operating performance of its business using several measures, one of them being EBITDA as defined by our Senior Discount Notes, Senior Subordinated Notes, and Senior Notes indentures (defined as earnings before interest, income taxes (benefits), depreciation, and amortization plus all non-cash items reducing consolidated net income for such period except for any non-cash items that represent accruals of, or reserves for, cash disbursements to be made in any future accounting period, minus all non-cash items increasing consolidated net income for such period) (“EBITDA pursuant to the Notes”). EBITDA pursuant to the Notes is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, net income as a measure of performance, as determined in accordance with generally accepted accounting principles, known as GAAP. However, management believes that EBITDA pursuant to the Notes provides useful information because it is used to determine our ability to incur additional indebtedness. Consolidated Leverage ratios are the measure used to determine our ability to incur additional indebtedness under the indentures.

The following table provides a reconciliation from net income to EBITDA pursuant to the Notes.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net loss	$(48,557)	$(46,129)	$(34,812)	$(38,021)	$(50,632)
Interest expense	48,273	44,148	40,253	36,533	39,390
Income tax benefit	(209)	(168)	(625)	(956)	(595)
Depreciation and amortization	55,278	60,043	63,721	70,109	75,668
Non-cash loss on extinguishment of debt	2,735	874	3,694	—	—
Non-cash impairment charges	2,004	6,619	—	—	—

EBITDA pursuant to Notes	$59,524	$65,387	$72,231	$67,665	$63,831

During 2005, the Company recorded $0.3 million charge for capital investment lost or damaged related to hurricane Katrina. In addition, the Company recorded $1.7 millions of charges to reflect the write-off of capitalized installation labor upon client contract terminations.

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

Revenues, Cost of Revenues, Expenses and New Client Investments

Revenues from the sale of music and other business services and revenues from franchisees represented 76.3% of our total revenue in 2005, while equipment and other services revenue represented the remaining 23.7% of our total revenue in 2005.

Revenues

Our music and other business services revenue is generated principally from:

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

Expenses

Selling, general and administrative expenses include salaries, benefits, commissions, travel, marketing materials, training and occupancy costs associated with staffing and operating local sales offices. These expenses also include personnel and other costs in connection with our headquarters functions. Subscriber acquisitions costs (sales commissions) are amortized as a component of selling, general and administrative expense over the initial contract term. If a client’s contract is terminated early, the unamortized sales commission is typically recovered from the salesperson. Any remaining subscriber acquisition costs are expensed to reflect the termination of the client contract.

New Client Investment

The majority of our investments are comprised of our initial outlay for each new client location. We incur these costs only after receiving a signed contract from a client. Our typical initial one-time client installation investment per client location includes equipment, installation labor and sales commissions, net of installation fees.

During the year ended December 31, 2005, our total initial investment in new client locations was $40.3 million, which was comprised of equipment and installation costs attributable to new client locations of $27.9 million and $12.4 million in subscriber acquisition costs. The cost of equipment and labor installed at the client’s premises is recorded within property and equipment and amortized over five years. In the event of a contract termination, we can typically recover and reuse the installed equipment. Subscriber acquisitions costs incurred in connection with acquiring new client locations are amortized as a component of selling, general and administrative expense over the initial contract term. If a client’s contract terminates early, the unamortized sales commission is typically recovered from the salesperson. Any remaining subscriber acquisition and capitalized installation labor costs are expensed to reflect the termination of the client contract.

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

Deferred Subscriber Acquisition Costs. The Company has significant deferred subscriber acquisition costs on its balance sheet, which consist of commissions incurred in connection with acquiring new subscribers. The deferred subscriber acquisition costs are amortized into selling, general, and administrative expenses over the life of the client contract or five years, whichever is shorter, on a straight-line basis. If a client contract terminates early, the unamortized subscriber acquisition cost is typically recovered from the salesperson. Any remaining subscriber acquisition costs are expensed to reflect the termination of the client contract.

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

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. Revenues increased 0.4% to $246.9 million in 2005 from $245.9 million in 2004. Music and other business services revenue increased 2.1% from $184.4 million in 2004 to $188.2 million in 2005. This increase is due to a net increase in the number of client locations, offset by a 9.9% cancellation rate during the twelve months ended December 31, 2005. During 2005, we added, net of cancellations, 1,257 Audio Architecture and 1,846 Voice locations. For all other product lines, client additions approximated cancellations in the aggregate.

Equipment and labor revenues decreased 4.5% over 2004. The decrease is primarily due to lower equipment sales. This decrease is primarily consistent with the revised business plan implemented on June 24, 2005.

Cost of Revenues. Total cost of revenues increased 7.5% to $98.7 million in 2005 from $91.8 million in 2004. Cost of music and other business services revenues increased $7.1 million to $41.9 million in 2005 from $34.9 million in 2004. Cost of music and other business services revenues as a percentage of music and other business service revenues was 22.3% and 18.9% in 2005 and 2004, respectively. The increase in cost of music revenue is primarily due to incremental royalty expenses of approximately $2.6 million for 2005 relating to our new licensing agreement with BMI and an increase in amounts owed to licensors as a result of more clients opting to receive our service via an on-premise device. In addition, 2004 included the capitalization of $2.0 million of costs incurred to create master music programs for future distribution to the Company’s clients. The remaining increase in cost of music and other business services revenues is primarily due to increases in costs associated with media products and commercial television services provided by third party vendors. Cost of equipment and related services revenue as a percentage of equipment and related services revenue was 96.7% and 92.6% 2005 and 2004. The increase in costs is due to an increase in labor resources necessary to service our increased recurring revenue base, and higher costs associated with salaries, healthcare, employee benefits related to our technicians, and higher fuel costs, as well as, lower overall equipment and labor revenues.

Selling, General, and Administrative. Selling, general, and administrative expenses increased 3.4% to $91.0 million in 2005 from $88.0 million in 2004. Amortization of deferred subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses increased to $17.6 million in 2005 as compared to $15.8 million in 2004. The remaining increase of $1.2 million is comprised of the following: (i) $1.5 million of costs associated with the new FTI Consulting agreement (ii) $1.0 million provision for notes receivable balances (iii) a $0.6 million impairment charge related to Hurricane Katrina (iv) $.9 million in additional loss on early extinguishment of debt and (v) $1.0 million charge relating to the settlement with DMX Music, Inc. These increases of $5.0 million were substantially offset by (i) a decrease in professional fees of $1.3 million, (ii) a reduction of bad debt of $2.0 million, and (iii) a $.5 million decrease in contract labor. The decrease in professional fees is in connection with 2004 costs related to the rate court proceedings and various lawsuits.

Impairment charge. The $6.6 million reduction in impairment charges from 2004 to 2005 was related to the $6.6 million impairment of our deferred production costs during the fourth quarter of 2004. Historically, deferred production costs were incurred to create master music programs for future distribution to the Company’s clients. As a result of technological enhancements in the Company’s processes for creating and distributing many of its core music programs, the use of master recordings in the music creation and delivery process has been substantially eliminated.

Restructuring Charges. Restructuring charges were $1.7 million and $1.8 million in 2005 and 2004, respectively. Restructuring charges in 2005 were recorded in conjunction with the revised business plan and are comprised of severance and related expenses of $0.9 million and lease impairment charges of $0.8 million relating to field offices in which the Company has excess capacity. Restructuring charges in 2004 included severance and other related costs associated with the Company’s reorganization into functional areas and its centralization of the administrative function and certain aspects of operations at its home office.

Deprecation and amortization expense. Depreciation and amortization expense was $55.3 million and $60.0 million in 2005 and 2004, respectively. Depreciation expense decreased $3.0 million to $41.6 million in 2005 from $44.6 million in 2004. The decrease is due primarily to certain subscriber investments and other fixed assets becoming fully amortized in 2004. Amortization expense decreased $1.7 million to $13.7 million in 2005 from $15.4 million in 2004 due to several trademarks becoming fully amortized during 2004. In addition, 2004 included approximately $0.8 million of amortization expense relating to deferred production costs. During the fourth quarter of 2004, the Company recorded an impairment of its deferred production costs, and the use of master recordings in the music creation and delivery process has been substantially eliminated.

Interest expense. Interest expense increased $4.1 million or 9.3% in 2005 as compared to 2004. The increase is due to higher overall indebtedness incurred in 2005. In addition, an increase in overall interest rates has resulted in an increase in interest expense as our New Senior Credit facility bears interest at LIBOR plus a margin of 4.75%. Interest income generated on the outstanding cash balance is reflected in other income. Interest income was $0.4 million and $0.1 million for 2005 and 2004, respectively.

Loss on extinguishment of debt. The $2.7 million loss on extinguishment of debt in 2005 is related to the April 15, 2005 refinancing of the then existing Senior Credit Facility with a new $105 million senior secured term loan facility. A portion of the proceeds was used to repay the then existing outstanding term and revolving loans. The $2.7 million loss is related to the write-off of financing fees associated with the repayment of the then existing outstanding term and revolving loans. The $1.9 million loss on extinguishment of debt in 2004 was comprised of (i) $1.7 million relating to the repurchase of $32.7 million in aggregate principal amount of the Company’s 13% Senior Discount Notes at a premium of $1.0 million and the write off of related deferred financing fees of $0.7 million and (ii) $0.2 million relating to the write off of financing fees associated with the $5.0 million reduction in revolving commitments.

Net Loss. Net loss increased $2.5 million to $48.6 million in 2005 from $46.1 million in 2004 due to the reasons stated above.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues. Revenues increased 4.6% to $245.9 million in 2004 from $235.0 million in 2003. Music and other business services revenue increased 5.4% from $175.0 million in 2003 to $184.4 million in 2004. This increase is due to a net increase in the number of client locations at consistent prices and to existing client rate increases. $1.8 million or approximately 1% of the music and other business service revenue increase is attributable to net rate changes during 2004. Our music and other business service revenue growth of 5.4% is lower than historical periods due to fewer new client installations as our cancellation rate of 10.1% was consistent with 2003 levels. The reduction in new client locations added was primarily due to disruptions associated with the reorganization and the centralization of the scheduling function at the home office. During 2004, we added, net of cancellations, 3,400 Audio Architecture, 4,700 Voice, and 500 other locations.

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

2006 Expectations of Results of Operations

We expect that the 2006 business services revenue growth rate will be below historical levels as the Company’s business plan anticipates less growth in new client locations. The 2006 growth rate will be consistent with the latter half of 2005, and we believe that we will be able to achieve this growth rate with a lower cost base. We expect that equipment and related services revenue will decrease as compared to 2005 levels. We believe that our equipment and related services revenue margins will be positively impacted, in the second half of 2006, by our standardized pricing program and certain initiatives to more efficiently manage our field technician resources. We expect that our 2006 combined gross margin will be consistent with 2005 levels. A majority of the 2005 increase in selling, general, and administrative expenses, excluding the non cash amortization of sales commissions, was due to legal fees and settlements as well as severance and related charges associated with our reorganization efforts. We believe that our 2006 selling, general and administrative expenses will be lower than the prior year, due to our revised business plan implemented on June 24, 2005.

Liquidity and Capital Resources

Sources and Uses. Our principal sources of funds have historically been cash generated from operations and borrowings under the revolving portion of the senior credit facility, which was fully repaid and terminated in April 2005. Cash was primarily used during 2005 to make investments relating to new client locations and to make interest payments on our indebtedness. Cash flows provided by operations were $22.7 million, $24.6 million, and $27.9 million and cash flows used in investing activities were $35.2 million, $37.9 million, and $41.5 million during the years ended December 31, 2005, 2004, and 2003, respectively. During the years ended December 31, 2005, 2004, and 2003, cash flows provided by financing activities were $28.1 million, $11.5 million, and $14.1 million, respectively.

The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the year ended December 31, 2005, our total initial investment in new client locations was $40.3 million, which was comprised of equipment and installation costs attributable to new client locations of $27.9 million and $12.4 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

We also invested $2.8 million in system upgrades, furniture and fixtures, and computers to be used at our headquarters. Our investment to replenish the equipment exchange pool relating to our drive-thru systems client locations was $3.5 million during 2005. In addition, during 2005, we incurred equipment and installation costs of $1.0 million relating to conversions from one delivery platform to another delivery platform. We used existing receivers for the majority of these conversions, but incurred installation costs and costs associated with procuring satellite dishes.

Due to the centralization of the administrative, purchasing, and scheduling functions, and the associated learning curve of new employees performing these functions, we experienced an increase in both receivables and inventory balances during 2004. However, the centralization has enabled us to implement consistent policies and procedures in all functional areas as well as to standardize product offerings. The Company reduced accounts receivable and inventory balances by $4.2 million and $0.7 million, respectively, in 2005.

Our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest payments on our indebtedness. The following table summarizes contractual obligations and commitments at December 31, 2005 (in thousands).

	Payments due by period
	1 year	2-3 years	4-5 years	After 5 years	Total
Long-term debt	$1,160	$103,674	$359,548	$1,202	$465,584
Interest(a)	46,619	86,012	16,179	360	149,170
Royalties payable to ASCAP and BMI	12,800	25,600	9,800	—	48,200
Capital lease obligations	3,159	269	—	—	3,428
Operating leases	8,770	16,308	14,265	23,457	62,800
Unconditional purchase obligations	6,336	12,271	509	—	19,116

Total contractual cash obligations	$78,844	$244,134	$400,301	$25,019	$748,298

(a) Interest projections are based on December 31, 2005 rates

In January 2006, our Board of Directors approved the implementation of an enterprise resource planning (“ERP”) system to enhance operating efficiencies and provide more effective management of our business operations. Implementations of ERP systems and related software carry risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of our ERP implementation, it could have a material adverse effect on our business, financial position and results of operations. The implementation is expected to begin in April 2006. Management anticipates placing the application into service during Q2 2007. The implementation project is projected to require cash outlays of $2.4 million and $0.7 million in 2006 and 2007, respectively.

We currently anticipate that our total initial investment in new client locations during 2006 will be approximately $31.3 million including $22.0 million of equipment and installation costs attributable to new client locations, and $9.3 million in sales commissions relating to new client locations. The Company is focused on reducing the initial investment associated with new client locations through the re-use of equipment and efficiencies gained from product standardization, vendor consolidation and labor management, and a reduction in the new client location growth rate. We are addressing the conversion of clients from legacy platforms, particularly CDI, that are difficult to maintain. Such conversions will entail an incremental increase of $1.0 million to our normal annual conversion costs. We anticipate our investment in property and equipment to be used at headquarters, equipment for use in the exchange pool for servicing drive-thru systems client locations, and total equipment and installation costs for conversions will be approximately $7.8 million, including ERP expenditures as discussed above.

We currently expect that our primary source of funds will be cash flows from operations and current cash balances. Total cash available, including restricted cash of $1.7 million, was approximately $17.5 million as of March 24, 2006. The Company believes that its cash flow from operations, combined with its cash balances on hand will be sufficient to fund its growth in new client locations and debt service for at least the next 12 months.

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

Mandatory Debt Repayments. The new Senior Credit Facility entered into in April 2005 provides for mandatory prepayments with net cash proceeds of certain asset sales, net cash proceeds of permitted debt issuances, and net cash proceeds from insurance recovery and condemnation events. The 10% Senior Notes mature in February 2009, the 9 7/8% senior subordinated notes mature in March 2009, and the 13% senior discount notes mature in March 2010. The indentures governing the 10% Senior Notes, 9 7/8 % senior subordinated notes and the 13% senior discount notes provide that in the event of certain asset dispositions, the Company must apply net proceeds first to repay, as required, senior credit facility indebtedness. To the extent the net proceeds have not been applied within 360 days to an investment in capital expenditures or other long term tangible assets used in the business, and to the extent the remaining net proceeds exceed $10.0 million, we must make an offer to purchase outstanding 10% Senior Notes at 100% of the accreted value. To the extent there are excess funds after the purchase of the 10% Senior Notes, the Company must make an offer to purchase 9 7/8% senior subordinated notes at 100% of their principal amount plus accrued interest. To the extent there are excess funds after the purchase of the 9 7/8% senior subordinated notes, the Company must make an offer to purchase outstanding senior discount notes at 100% of the accreted value. The Company must also make an offer to purchase outstanding 10% Senior notes, 9 7/8% senior subordinated notes and the 13% senior discount notes at 101% of their principal amount plus accrued and unpaid interest if a change in control of the Company occurs.

Interest Rate Protection Agreements. The Company’s has no interest rate swap agreements in place as of December 31, 2005.

Related party transactions

The Company has a Management and Consulting Services Agreement (“Management Agreement”) with ABRY Partners, which provides that Muzak will pay a management fee as defined in the Management Agreement. During 2005, 2004 and 2003, Muzak incurred fees and expenses of $0.2 million, $0.3 million, and $0.4 million, respectively under this agreement. Either Muzak or ABRY Partners, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other. In addition, we accrued $0.9 million of fees and expenses payable to ABRY Partners for services rendered in connection with the private placement of the Senior Notes during 2003 and accrued $0.1 million for services rendered for financing efforts in 2002.

In May 2003, the Company repaid $10.0 million of junior subordinated unsecured notes (“sponsor notes”) and related interest of $1.9 million to MEM Holdings with the proceeds from the issuance of 10% Senior Notes. The Company originally borrowed this $10.0 million in sponsor notes on March 15, 2002. MEM Holdings is a holding company that owns 64.2% of the voting membership interests in the Company. ABRY Broadcast Partners III, L.P. and ABRY Broadcast Partners II, L.P. are the beneficial owners of MEM Holdings.

We have a Consulting Service Agreement with Composing Spaces, an interior design and property management company operated by Maggie Gantert, wife of Tom Gantert, our Senior VP of Operation. Composing Spaces is assisting us in identifying and designing field office and warehouse locations which are more consistent with the staffing levels after the revised business plan. We incurred fees and expenses of $45.0 thousand in 2005 in connection with such services.

We formalized a supply and re-sale arrangement with ScentAir Technologies Inc. in April of 2005. Pursuant to the terms of this arrangement, we purchase certain environmental scent products from ScentAir and resell them to our clients who have contracted with us for such products and services in order to enhance their brands and customer experiences. William A. Boyd, our Chairman Emeritus and a member of our Board of Directors, serves on the Board of Directors of ScentAir Technologies Inc. We purchased $29.0 thousand in products and services from ScentAir in 2005.

Gregory F. Rayburn has been our Chief Executive Officer since July 2005. He is the Senior Managing Director and Practice Leader of FTI Palladium Partners, a division of FTI Consulting, Inc. He joins Muzak through an agreement between the Company and FTI. Total amounts paid to FTI during 2005 were $1.5 million. Such amounts include the services of Mr. Rayburn, an additional FTI associate and an interim CIO.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

As a result of the issuance of 10% Senior Notes in May 2003 and the use of proceeds therefrom, the majority of our debt is fixed rate debt. Our exposure to market risk for changes in interest rates is limited to our Senior Term Loan in the amount of $105 million. The interest rate exposure for our variable rate debt obligations is currently indexed to LIBOR of one, two, three, six, nine, or twelve months as selected by us, or the Alternate Base Rate as defined. We have used interest rate protection agreements in the past to reduce borrowing rates although none are in effect as of December 31, 2005.

The table below provides information about our debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates are based on implied LIBOR in the yield curve at the reporting date. The principal cash flows are in thousands.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value December 31, 2005
Debt:
Fixed rate ($US)	$110	$118	$131	$335,144	$24,404	$1,202	$361,109	$261,139
Average interest rate	10.2%	10.2%	10.2%	12.2%	10.6%	9.9%
Variable rate ($US)	$1,050	$1,050	$102,375	$—	$—	$—	$104,475	$104,475
Average interest rate	9.9%	10.3%	10.5%	—%	—%	—%

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Significant Deficiencies in General IT Controls

During its on-going evaluation and review of the internal control structure of the Company, management identified several significant deficiencies related to general IT controls surrounding the existing operating system. These significant deficiencies are not considered to be a material weakness, either individually or in the aggregate, and management believes that all such deficiencies will be fully remediated during the design and implementation of the newly approved ERP system.

Remediation of Previously Disclosed Material Weakness

In preparing our 2004 year end financial statements, we discovered an error pertaining to revenue and accounts receivable cutoff procedures dating back to the time of the merger of Audio Communications Network and Muzak Limited Partnership in March 1999. Based on management’s evaluation of the error, management has determined that a material weakness existed in our internal controls over financial reporting as of December 31, 2004.

In response to the identified weakness, we have taken steps to strengthen our internal controls over financial reporting, which were implemented in the first quarter of 2005, to prevent recurrence of the circumstances that resulted in the error. Our new control procedures provide for formal reconciliation and review procedures surrounding all financial statement accounts on a monthly basis. Such reconciliations are reviewed and approved by a manager in our accounting department. We are reviewing all work orders completed by the end of the period and recording all completed but unbilled equipment revenues to ensure proper cut-off. We believe that our accounting personnel are adequately trained and that we have appropriate staffing levels.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

ITEM 9B. OTHER INFORMATION

On April 15, 2005, the Company entered into a new $105.0 million senior secured term loan facility (“New Senior Credit Facility”) payable in quarterly installments of 0.25% of the original outstanding balance ($105.0 million) beginning September 2005 until final maturity on April 15, 2008. A portion of the proceeds from the New Senior Credit Facility was used to repay in full the outstanding term and revolving loans and associated interest and to collateralize outstanding letters of credit under the Company’s then existing Senior Credit Facility, and to pay related fees and expenses. The then existing senior credit facility has been terminated. The New Senior Credit facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of our tangible and intangible assets and (ii) the capital stock of our subsidiaries. The non-guarantor subsidiary is minor and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The New Senior Credit Facility contains a senior secured leverage ratio and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Muzak is a wholly owned subsidiary of the Company. The Company is a limited liability company whose affairs are governed by a Board of Directors. The following table sets forth information about the directors of the Company and the executive officers of Muzak as of December 31, 2005. Each of the persons identified below as a director is currently a director of the Company. Mr. Yudkoff is the sole director of Muzak. The election of directors is subject to the terms of the Members Agreement and Securityholders Agreement and is described below under “Item 13. Certain Relationships and Related Transactions.”

Name	Age	Position and Offices
Gregory F. Rayburn	47	Chief Executive Officer
Stephen P. Villa	42	Director, Chief Operating Officer, Chief Financial Officer and Treasurer
Kenneth F. Kahn	43	Executive Vice President Sales, Product and Marketing
David M. Moore	42	Chief Technology Officer
Mary Ann Lusk	46	Senior Vice President, Client Services
Thomas J. Gantert	46	Senior Vice President, Operations
Michael F. Zendan II	42	General Counsel, Vice President and Secretary
William A. Boyd	64	Director and Chairman Emeritus
Royce G. Yudkoff	50	Director
Peni A. Garber	42	Director
Robert P. MacInnis	39	Director
Hilary Kaiser Grove	30	Director
Andrew Banks	50	Director

The following sets forth biographical information with respect to the directors of the Company and executive officers of Muzak.

Gregory F. Rayburn has been the Chief Executive Officer of the Company since July 2005. He is the Senior Managing Director and Practice Leader of FTI Palladium Partners, a division of FTI Consulting, Inc. He joins Muzak through an agreement between the Company and FTI. Prior to joining FTI in December 2003, he spent three years as a Principal with AlixPartners, an international consulting organization.

Stephen P. Villa has been a Director and our Chief Operating Officer since October 2001, and has been Muzak’s Chief Financial Officer since September 2000. He has also served as Muzak’s Treasurer since September 2005. He served as the Chief Financial Officer and Treasurer of Frisby Technologies, Inc., from April 1998 to September 2000. From January 1997 to March 1998, Mr. Villa was the controller of Harman Consumer Group, an operating company of Harman International, Inc., which sells consumer electronic products. From September 1986 through January 1997, Mr. Villa held numerous positions with Price Waterhouse LLP in their New York and Paris offices. Mr. Villa’s last position with Price Waterhouse LLP was audit senior manager.

Kenneth F. Kahn served as Executive Vice President of Sales, Product and Marketing since June 2005 until his resignation in January 2006. From May 2004 to June 2005 served as Senior Vice President of Product and Marketing. From September 2002 to May 2004 he served as the Senior Vice President of the Owned Operations, North Region. From April 2002 to September 2002, he served as Vice President of Sales and Marketing and as Vice President of Marketing from March 1999 to April 2002. Mr. Kahn served as the Vice President of Marketing for Old Muzak from 1997 to March 1999 and as Sales Manager for Old Muzak’s New York office from 1996 to 1997. Prior to joining Old Muzak, Mr. Kahn worked for Emphasis Music, Astroland Amusement Park, and Phase One Distribution.

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

Mary Ann Lusk served as the Company’s Senior Vice President of Client Services since July 2004 until her resignation in January 2006. Prior to joining Muzak, Ms. Lusk was an independent service consultant from December 2003 to July 2004. From July 2002 to November 2003, Ms. Lusk served as the Vice President of Customer Interaction at CNA Insurance. From September 1995 to December 2001, Ms. Lusk was the Director of Client Service Business Markets for Ameritech Communications.

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

Michael F. Zendan II has been the Company’s Vice President and General Counsel since October 1999 and the Company’s secretary since June 2005 . From 1996 to October 1999, Mr. Zendan was Assistant General Counsel (Aerospace) and Assistant Secretary for Coltec Industries Inc and served in various other legal roles at Coltec Industries Inc from 1992-`1996 including Assistant General Counsel (Industrial).

William A. Boyd has served as Chairman Emeritus since March 2004 and has served on the Board of Directors since March 1999. Mr. Boyd served as the Chief Executive Officer of the Company from March 1999 to March 2004 and was the Chief Executive Officer of Old Muzak from 1997 to March 1999. Mr. Boyd started his career with Muzak in 1969 and has held various positions during his tenure with the Company’s predecessors. In addition, Mr. Boyd owned and operated several of Muzak’s franchises during his Muzak career. Mr. Boyd is presently the Executive Chairman of Agility Recovery Solution and is also a director of Sterling Testing Systems, Inc. and ScentAir Technologies Inc.

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

Peni A. Garber has served as Director since March 1999. She is a partner and Secretary of ABRY Partners, a private equity investment firm which focuses exclusively on media and communication companies. She joined ABRY Partners in 1990 from Price Waterhouse, where she served as Senior Accountant in the Audit Division from 1985 to 1990. Ms. Garber is presently a director or the equivalent of CommerceConnect Media Holdings, Inc., Penton Media, Inc., Commenwealth Business Media, and Dolan Media Company.

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

Hilary Kaiser Grove has served as Director since November 2003. She joined ABRY Partners, a private equity firm which focuses exclusively on media and communication companies, in July 1999. Prior to joining ABRY Partners, Ms. Grove was an investment banking analyst at Lehman Brothers in the Media and Telecommunications Group from July 1997 to July 1999. She is a director or the equivalent of CommerceConnect Media Holdings.

Andrew Banks has served as a Director since March 1999. He is Chairman of ABRY Partners. Prior to co-founding ABRY, Mr. Banks was a partner at Bain & Company where he shared significant responsibility for the firm’s media practice.

2005 departures of directors of the Company and executive officers of Muzak.

Lon E. Otremba served as the Chief Executive Officer of the Company since April 2004 and a Director and the Company’s President since September 2003 until his resignation in July 2005. He served as Executive Vice President of America Online’s Interactive Marketing Group from May 2002 to September 2003. From January 2002 to April 2002 he served as Executive Vice President of Strategic Planning for America Online’s Local Partnership Group. From November 2000 to January 2002, he served as Chief Executive Officer of BountySystems, Inc. Prior to joining BountySystems, he was President of Mail.com from March 2000 to October 2000 and served as Mail.com’s Chief Operating Officer from October 1997 to March 2000.

Scott J. Wolf served as the Company’s Senior Vice President of Sales since August 2004 until his resignation in April 2005. From April 2004 to August 2004, Mr. Wolf served as the Company’s Senior Vice President of National Sales. Prior to joining the Company in April 2004, Mr. Wolf was the Executive Vice President of Sales for Vivendi Universal’s Music Internet Group from June 2002 to September 2003. From June 1999 to December 2001, he served as the Senior Vice President of Sales and Business Development of NetCreations.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of Muzak’s Chief Executive Officer and Muzak’s four most highly compensated executive officers, at December 31, 2005, for services in all capacities to the Company.

Summary Compensation Table

	Year	Annual Compensation			Long Term Compensation	All Other Compensation ($)(b)
Name and Principal Position		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)(a)
William A. Boyd(c) Chairman Emeritus	2005 2004 2003	308,195 305,800 337,665	— — 75,000	42,000 42,000 45,000	— — —	3,751 3,662 3,600
Gregory F. Rayburn(d) Chief Executive Officer	2005	(d)	—	—	—	—
Lon Otremba(e) Chief Executive Officer	2005 2004 2003	344,605 329,375 81,260	— — —	64,139 91,955 14,218	— — 2,829	— — —
Stephen P. Villa(f) Chief Operating Officer and Chief Financial Officer	2005 2004 2003	292,262 278,702 219,746	— — 100,000	3,600 3,600 3,600	— — 234	7,197 7,235 7,178
Scott Wolf (g) Senior Vice President Sales	2005 2004	217,944 116,308	65,556 80,000	2,500 4,431	— —	— —
Kenneth F. Kahn(h) Executive Vice President, Sales, Products and Marketing	2005 2004 2003	198,580 173,999 174,329	15,000 — 25,000	5,730 6,000 6,000	— — —	7,266 3,373 4,794
Mary Ann Lusk(i) Senior Vice President, Client Services	2005 2004	170,216 78,528	29,250 —	6,000 3,000	— —	— —

(a)	Consists of non-voting equity interests issued by the Company to key employees.
(b)	Consists of contributions by the Company to a defined contribution 401(k) plan.
(c)	Other Annual Compensation consists of a housing allowance of $36,000, $36,000 and $39,000 and a car allowance of $6,000, $6,000 and $6,000 in 2005, 2004, and 2003, respectively. Aggregate restricted stock holdings were 898 shares, with a value on December 31, 2005 of zero. Mr. Boyd is 100% vested in all of his restricted stock holdings. Effective March 15, 2004, Mr. Boyd stepped down as Chief Executive Officer and is serving as the Company’s Chairman Emeritus, as well as a Director, and is rendering certain executive services to Muzak.

(d)	Has served as the Company’s Chief Executive Officer since July 2005. He joins the Company through an agreement between the Company and FTI Consulting, Inc. Total amounts paid to FTI during 2005 were $1.5 million. Such amounts include the services of Gregory Rayburn, an additional FTI associate and an interim CIO.
(e)	Served as the Company’s Chief Executive Officer from April 2004 and the Company’s President from September 2003 until his resignation in July 2005. Other annual compensation includes housing of $25,100 and $4,358 and the use of a Company car of $6,546 and $1,635 in 2004 and 2003, respectively. In addition, other annual compensation includes $21,986, $60,309 and $8,225 in 2005, 2004, and 2003, respectively, of travel and other related expenses for Mr. Otremba to commute between the Company’s headquarters and his home during 2004. As of the date of his resignation, he was vested in 566 shares.
(f)	Has served as Chief Operating Officer since October 2001 and as Chief Financial Officer since September 2000. Other Annual Compensation consists of a car allowance of $3,600, $3,600, and $3,600 in 2005, 2004 and 2003, respectively. Aggregated restricted stock holdings were 1,056 shares, with a value on of zero on December 31, 2005. The vesting schedule of the restricted stock holdings is as follows:

	Number of Shares	Vested as of 12/31/2005	Vesting Schedule
Date of Grant			2006	2007
September 27, 2000	294	294	—	—
January 1, 2001	57	45.5	11.5	—
November 5, 2002	470	376	94	—
June 16, 2003	235	141	47	47

(g)	Joined the Company in April 2004 and resigned in April 2005. Other annual compensation consists of a car allowance of $2,500 and $4,432 in 2005 and 2004.
(h)	Has served as Executive Vice President, Sales, Products and Marketing since May 2004. Other annual compensation consists of a car allowance of $5,730, $6,000 and $6,000 in 2005, 2004, and 2003. As of the date of his resignation, his aggregate restricted stock holdings he was vested in 492 shares.
(i)	Has served as Senior Vice President Client Services since July 2004. Other annual compensation consists of a car allowance of $6,000 and $3,000 in 2005 and 2004.

Voting and Terms of Office

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Company, each director of the Company is designated as either a “Class A Director” or a “Class B Director.” Each Class A Director is entitled to three votes and each Class B Director is entitled to one vote. Any decisions to be made by the Board of Directors, requires the approval of a majority of the votes of the Board of Directors. There are three Class A Directors, Messrs. Banks and Yudkoff and Ms. Garber, and four Class B Directors, Messrs. Boyd, Villa, MacInnis, and Mrs. Grove. The number of directors may be increased or decreased by the Board of Directors. Directors hold office until their respective successors are elected and qualified or until their earlier death, resignation or removal.

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

Lon E. Otremba. Pursuant to the employment agreement dated as of September 29, 2003 by and among Mr. Otremba, the Company and Muzak, Muzak agreed to employ Mr. Otremba as President until his resignation, death, disability or termination of employment. Under the employment agreement, Mr. Otremba was:

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

Upon his separation of employment, Mr. Otremba was entitled to receive his base salary for a period of one year thereafter.

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

Other Executive Officers. Each of Messrs., Gantert, Kahn, Moore, Wolf, Zendan and Ms. Lusk are a party to an employment agreement with the Company, the terms of which are substantially similar. Each agreement may be terminated at any time by either party. Under the agreements, the executive is:

•	entitled to compensation in accordance with the Company’s employee compensation plan, which may be amended by the Company at any time;

•	prohibited from soliciting clients and or competing with the Company during the term of employment and for periods ranging up to 24 months thereafter; and

•	prohibited from disclosing any confidential information gained during the executive’s employment period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Class A and Class A-1 units of the Company, which are the only outstanding membership interests in the Company with voting rights, as of March 15, 2006, by:

•	holders having beneficial ownership of more than 5% of the voting equity interest of the Company;

•	each director of the Company;

•	each of Muzak’s executive officers shown in the summary compensation table; and

•	all directors and executive officers as a group.

	Beneficial Ownership(a)
Beneficial Owner	Number	Percentage
MEM Holdings, LLC(b) 111 Huntington Avenue, 30th floor Boston, MA 02199	84,991	64.2%
AMFM Systems Inc.(c) 200 East Basse Road San Antonio, Texas 78209	27,233	20.6%
William A. Boyd	1,323	1.0%
Gregory F. Rayburn	—	*
Stephen P. Villa	—	*
Lon Otremba	—	*
Scott Wolf	—	*
Kenneth F. Kahn	11	*
Mary Ann Lusk	—	*
Andrew Banks	—	*
Peni A. Garber	—	*
Robert P. MacInnis	—	*
Hilary Kaiser. Grove	—	*
Royce G. Yudkoff(d)	84,991	64.2%
All directors of the Company and executive officers of Muzak as a group (12 persons)	86,325	65.2%

*	Less than 1%
(a)	“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, the Company believes that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.
(b)	MEM Holdings, LLC is controlled by ABRY Broadcast Partners II, L.P. and ABRY Broadcast Partners III, L.P., both of which are affiliates of ABRY Partners.
(c)	AMFM Systems Inc. is owned by Clear Channel Communications, Inc.
(d)	Mr. Yudkoff is the sole owner of the equity interests of ABRY Holdings III, Inc.; ABRY Holdings III, Inc. is the general partner of ABRY Equity Investors, L.P. which is in turn the general partner of ABRY Broadcast Partners III. Mr. Yudkoff is also the sole owner of ABRY Holdings, Inc.; ABRY Holdings, Inc. is the general partner of ABRY Capital, L.P., which is the general partner of ABRY Broadcast Partners II. As a result, Mr. Yudkoff may be deemed to beneficially own the shares owned by ABRY Broadcast Partners III, and ABRY Broadcast Partners II, which are the beneficial owners of MEM Holdings. The address of Mr. Yudkoff is the address of MEM Holdings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Members Agreement

The Company, MEM Holdings, Mr. Unger, Mr. Koff (former President of Muzak), Mr. Boyd, Music Holdings Corp., CMS Co-Investment Subpartnership, CMS Diversified Partners, L.P. and Stephen Jones are parties to a Second Amended and Restated Members Agreement dated as of October 18, 2000. Pursuant to the Members Agreement, MEM Holdings, Mr. Unger, Mr. Koff, Mr. Boyd, Music Holdings Corp., CMS Co-Investment Subpartnership, CMS Diversified Partners, L.P. and Stephen Jones have agreed to vote their equity interests in the Company to elect Mr. Unger and Mr. Boyd to the Board of Directors of the Company. The Members Agreement also contains:

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

The voting restrictions will terminate with respect to Mr. Unger upon the first to occur of an Approved Company Sale or a specified liquidity event with respect to Mr. Unger’s Class A units, and with respect to Mr. Boyd upon the earlier of an Approved Company Sale and the date on which he ceases to serve as Chairman Emeritus of the Company. The co-sale, drag along, transfer restrictions and rights of first refusal will terminate upon consummation of the first to occur of a Qualified Public Offering, as defined in the Members Agreement, or an Approved Company Sale.

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

ABRY Partners Management and Consulting Services Agreement

Pursuant to an Amended and Restated Management and Consulting Services Agreement between ABRY Partners and the Company dated March 18, 1999, ABRY Partners is entitled to a management fee when, and if, it provides advisory and management consulting services to the Company. During 2005, 2004 and 2003, Muzak incurred fees and expenses of $0.2 million, $0.3 million, and $0.4 million, respectively under this agreement. Either ABRY Partners or the Company, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other. In addition, during 2003, the Company incurred fees and expenses of $0.9 million payable to ABRY Partners for services rendered in connection with the private placement of the Senior Notes and incurred fees of $0.1 million for services rendered for financing efforts during 2002.

Related Party Debt

In March 2002, Muzak borrowed $10.0 million from MEM Holdings in the form of junior subordinated unsecured notes, which we refer to as the sponsor notes. We repaid the sponsor notes together with accrued interest with the proceeds of the Senior Notes offering in May 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the aggregate fees for each of the last two fiscal years for professional services rendered by our principal accountant:

Professional Services	2005	2004
Audit Fees	$360,000	$350,000
Tax Fees	250,000	235,000
All Other Fees	32,000	—

Since our equity interests are not currently listed on or with a national securities exchange or national securities association, we are not required to have an audit committee and therefore do not have an audit committee financial expert. As such, the Board of Directors performs the function of an audit committee. Prior to engaging our principal accountant to render audit or non-audit services, the engagement as well as charges for such services are approved by our Board of Directors. All fees incurred during 2005 and 2004 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

(a)(2) Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of January 29, 1999 among ACN Holdings, LLC, Audio Communication Network, LLC, Muzak Limited Partnership, MLP Acquisition L.P. and Muzak Holdings Corp.(1)

2.2	First Amendment to the Agreement and Plan of Merger dated as of March 17, 1999 by and among Muzak Holdings LLC (f/k/a ACN Holdings, LLC), Audio Communications Network, LLC, Muzak Limited Partnership, MLP Acquisition, L.P. and Muzak Holdings Corp.(1)

2.3	Contribution Agreement between Capstar Broadcasting Corporation and ACN Holdings, LLC dated as of February 19, 1999.(2)

2.4	First Amendment dated as of March 18, 1999, to the Contribution Agreement dated as of February 19, 1999, between Capstar Broadcasting Corporation and Muzak Holdings, LLC (f/k/a ACN Holdings, LLC).(2)

3.1	Certificate of Formation of ACN Operating, LLC.(1)

3.2	Certificate of Amendment of the Certificate of Formation of ACN Operating, LLC.(1)

3.3	Certificate of Merger merging Muzak Limited Partnership into Audio Communications Network, LLC.(1)

3.4	Certificate of Incorporation of ACN Holdings, Inc. (N/K/A Muzak Holdings Finance Corporation)(2)

3.5	Bylaws of ACN Holdings, Inc. (N/K/A Muzak Holdings Finance Corporation)(2)

3.6	Fourth Amended and Restated Limited Liability Agreement of Muzak Holdings LLC dated as of March 15, 2002.(5)

4.1	Indenture, dated as of March 18, 1999 by and among Muzak LLC and Muzak Finance Corp., as Issuers, Muzak Capital Corporation, MLP Environmental Music, LLC, Business Sound, Inc. and ACN Holdings LLC, as Guarantors and State Street Bank and Trust Company, as Trustee.(1)

4.2	Form of 9 7/8% Senior Subordinated Notes due 2009 (included in Exhibit 4.1 above as Exhibit A).(1)

Exhibit Number	Description
4.3	Supplemental Indenture, dated as of August 30, 1999 by and among Muzak LLC, Muzak Finance Corp., Muzak Capital Corporation, MLP Environmental Music, LLC, Business Sound, Inc., Muzak Holdings LLC and BI Acquisition, LLC, as Guarantors and State Street Bank and Trust Company, as Trustee.(1)

4.4	Indenture, dated as of March 18, 1999 by and among Muzak Holdings LLC and Muzak Holdings Finance Corp., as Issuers and State Street Bank and Trust Company, as Trustee.(2)

4.5	Form of Series A 13% Senior Discount Notes due 2010 (included in Exhibit 4.1 above as Exhibit A).(2)

4.6	Indenture, dated as of May 20, 2003 by and among Muzak LLC and Muzak Finance Corp., as Issuers, and the Guarantors named therein, and U.S. Bank National Association, as Trustee (9)

4.7	Form of 10% Senior Notes due 2009 (included in Exhibit 4.6 above)

4.8	Registration Rights Agreement, dated as of May 20, 2003 by and among Muzak LLC, Muzak Finance Corp, the Guarantors named herein and Bear Stearns and Co, Inc, Lehman Brothers Inc. and Fleet Securities Inc. as Initial Purchasers (9)

10.1	Pledge and Security Agreement, dated as of March 18, 1999, among Audio Communications Network, LLC, Muzak Holdings LLC, and certain present and future domestic subsidiaries of Audio Communications Network, LLC, as Guarantors, and Canadian Imperial Bank of Commerce, as agent for the benefit of Lenders and Lender Counterparties and Indemnities.(1)

10.2*	Amended and Restated Members Agreement, dated as of March 18, 1999, by and among Muzak Holdings LLC (f/k/a ACN Holdings, LLC), MEM Holdings LLC, David Unger, Joseph Koff, William Boyd and Music Holdings Corp.(1)

10.3*	Management and Consulting Services Agreement dated as of October 6, 1998 by and between ABRY Partners, Inc. and ACN Operating, LLC.(1)

10.5*	Amended and Restated Executive Employment Agreement, dated as of March 16, 2001, among Muzak Holdings LLC, Muzak LLC, and William A. Boyd.(4)

10.6	Securities Repurchase Agreement dated as of October 6, 1998 by and among ACN Holdings, LLC, David Unger and ABRY Broadcast Partners III, L.P.(2)

10.7	Amended and Restated Securityholders Agreement dated as of October 18, 2000 by and among Muzak Holdings LLC and the various parties named therein.(3)

10.8	Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.(3)

10.9	Investor Securities Purchase Agreement dated as of October 6, 1998 by and among ACN Holdings, LLC and the investors named therein.(2)

10.10	Form of Incentive Unit Agreement by and among Muzak Holdings LLC, each of the Name Executives and ABRY Broadcast Partners III, L.P.(2)

10.11	First Amendment dated as of May 8, 2001 to the Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.(8)

10.12	Second Amendment dated as of March 8, 2002 to the Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.(8)

10.13	Amended and Restated Securityholders Agreement dated as of March 15, 2002 by and among Muzak Holdings LLC and the various parties named therein.(6)

Exhibit Number	Description
10.14	Executive Employment Agreement dated as of November 5, 2002, among Muzak Holdings LLC, Muzak LLC, and Stephen P. Villa.(7)

10.15	Executive Employment Agreement, dated as of September 29, 2003, among Muzak Holdings LLC, Muzak LLC, and Lon Otremba.(10)

10.16	Incentive Unit Agreement, dated as of October 28, 2003, among Muzak Holdings LLC, Lon Otremba, and ABRY Broadcast Partners III.(10)

10.17	Credit Agreement, dated as of May 20, 2003 among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndicating Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent.(9)

10.18	Amendment to the Executive Employment agreement dated as of November 4, 2003 among Muzak Holdings LLC, Muzak LLC, and Stephen Villa.(10)

10.19	First Amendment dated March 5, 2004 to Amended and Restated Executive Employment agreement dated as of March 16, 2001, among Muzak Holdings LLC, Muzak LLC, and William A. Boyd.(11)

10.20	First Amendment to the Credit Agreement, dated as of March 9, 2004, to the Credit Agreement among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndicating Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent.(11)

10.21	First Consent and Waiver, dated as of February 25, 2004, to the Credit Agreement among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndicating Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent. (11)

10.22	Acknowledgement dated as of March 26, 2004, to the Credit Agreement among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndication Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent. (11)

10.23	Amended and Restated Credit Agreement, dated as of May 10, 2004, among Muzak Holdings LLC, as parent guarantor, Muzak LLC, as borrower, several lenders from time to time parties hereto, Lehman Commercial Paper Inc and Fleet National bank and GECC Capital Markets Group Inc, as Co-Syndication Agents, and General Electric Capital Corporation as Documentation Agent and Collateral Agent and Bear Stearns Corporate Lending Inc as Administrative Agent (12)

10.24	First Amendment to the Amended and Restated Credit Agreement dated as of May 10, 2004 among Muzak Holdings LLC, Muzak LLC as Borrower, the lenders from time to time parties thereto, Bear Stearns and Co. Inc. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Lehman Commercial Paper Inc., Fleet National Bank and GECC Capital Markets Groups Inc., as Co-Syndication Agents, General Electric Capital Corporation, as Documentation Agent and Collateral Agent and Bear Stearns Corporate Lending Inc., as Administrative Agent. (13)

10.25	Credit Agreement, dated as of April 15, 2005, among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Bear Stearns & Co. Inc, as Sole Lead Arranger and Sole Bookrunner, and Bear Stearns Corporate Lending Inc, as Administrative Agent and Collateral Agent. (14)

10.26	Agreement dated as of July 8, 2005 among Muzak Holdings LLC, and FTI Palladium Partners, a division of FTI Consulting, Inc. and its wholly owned subsidiaries. (15)

21.1	Subsidiaries of Muzak LLC and Muzak Finance Corp.(1)

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Muzak LLC’s Registration Statement on Form S-4, File No. 333-78571.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-4, File No. 333-78573.
(3)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(4)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
(5)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended March 31, 2002
(7)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 2002
(8)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002
(9)	Incorporated by reference to Muzak LLC’s Registration Statement on Form S-4, File No. 333-78571.
(10)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
(11)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003.
(12)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended March 31, 2004
(13)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 2004.
(14)	Incorporated by reference to the Company’s Form 8-K filed on April 19, 2005
(15)	Incorporated by reference to the Company’s Form 8-K filed on July 15, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 31st day of March 2006.

MUZAK HOLDINGS FINANCE CORP. MUZAK HOLDINGS LLC

By:	/s/ GREGORY F. RAYBURN
Gregory F. Rayburn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the 31st day of March 2006.

Signature	Title

/s/ GREGORY F. RAYBURN Gregory F. Rayburn	Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN P. VILLA Stephen P. Villa	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

of Muzak Holdings LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Muzak Holdings LLC (the “Company”) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 30, 2006

MUZAK HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash	$16,014	$421
Restricted cash	721	—
Accounts receivable, net of allowances of $3,410 and $4,486	24,373	28,293
Inventories	16,706	17,425
Prepaid expenses and other assets	4,515	4,612

Total current assets	62,329	50,751
Restricted cash	982
Property and equipment, net	93,106	100,697
Goodwill	140,805	140,805
Intangible assets, net	79,568	93,207
Deferred subscriber acquisition costs, net	42,123	47,332
Deferred charges and other assets, net	9,155	13,280

Total assets	$428,068	$446,072

LIABILITIES AND MEMBERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$5,723	$6,162
Accrued expenses (see Note 4)	21,381	25,125
Current maturities of long term debt	1,160	101
Current maturities of other liabilities	2,807	3,692
Advance billings	1,022	966

Total current liabilities	32,093	36,046
Long-term debt, net of current portion	463,730	429,236
Other liabilities, net of current portion	9,095	9,083
Commitments and contingencies
Redeemable preferred units	185,579	155,316
Redeemable purchased Class A units	7,788	7,788
Members’ deficiency
Class A units	33,012	63,275
Accumulated deficit	(303,229)	(254,672)

Total members’ deficiency	(270,217)	(191,397)

Total liabilities and members’ deficiency	$428,068	$446,072

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Net Revenues:
Music and other business services	$188,235	$184,397	$174,945
Equipment and related services	58,690	61,465	60,069

	246,925	245,862	235,014

Cost of revenues:
Music and other business services (excluding $38,734, $42,676, and $43,185 of depreciation and amortization expense)	41,948	34,858	32,285
Equipment and related services	56,769	56,935	50,082

	98,717	91,793	82,367

	148,208	154,069	152,647

Selling, general and administrative expenses	91,034	88,008	80,617
Depreciation and amortization expense	55,278	60,043	63,721
Impairment of deferred production costs	—	6,578	—

Income (loss) from operations	1,896	(560)	8,309
Other income (expense):
Interest expense	(48,273)	(44,148)	(40,253)
Other, net	346	257	201
Loss from extinguishment of debt, net	(2,735)	(1,846)	(3,694)

Loss before income taxes	(48,766)	(46,297)	(35,437)
Income tax benefit	(209)	(168)	(625)

Net loss	(48,557)	(46,129)	(34,812)
Preferred return on redeemable preferred units	(30,263)	(25,625)	(20,576)

Net loss attributable to common unit holders	$(78,820)	$(71,754)	$(55,388)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,557)	$(46,129)	$(34,812)
Adjustments to derive cash flow from operating activities:
Loss from extinguishment of debt, net	2,735	1,846	3,694
Impairment of deferred production costs	—	6,578	—
Impairment of notes receivable	1,666	558	—
Capitalized labor impairment	1,691	1,453	—
Gain on disposal of fixed assets	(91)	(123)	(40)
Deferred income tax benefit	(257)	(242)	(959)
Hurricane Katrina impairment	603	—	—
Depreciation and amortization	55,278	60,043	63,721
Amortization of senior discount and senior notes	180	1,618	7,392
Amortization of deferred financing fees	2,829	2,691	2,495
Amortization of deferred subscriber acquisition costs	17,584	15,776	15,574
Deferred subscriber acquisition costs	(12,425)	(16,900)	(20,373)
Unearned installment income	548	(225)	(144)
Change in certain assets and liabilities:
Accounts receivable	4,189	(3,850)	(1,884)
Inventory	719	(3,606)	(3,642)
Accrued expenses	(3,744)	4,585	2,485
Accounts payable	(64)	(683)	(592)
Advance billings	56	(118)	44
Other, net	(211)	1,319	(5,094)

Net cash provided by operating activities	22,729	24,591	27,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of fixed assets	123	126	67
Capital expenditures for property and equipment	(35,254)	(36,044)	(39,902)
Capital expenditures for intangibles	(59)	(2,029)	(1,654)

Net cash used in investing activities	(35,190)	(37,947)	(41,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	(375)	317	(2,929)
Proceeds from issuance of Term Loan	105,000	35,000	—
Repayment of Term Loan B	(35,525)	—	—
Proceeds from issuance of senior notes	—	—	218,869
Borrowings under revolver	8,500	18,000	24,700
Repayment of revolver	(42,500)	(4,000)	(31,000)
Repayments of senior credit facility	—	—	(159,514)
Repurchase of senior discount notes	—	(33,670)	(14,440)
(Repayment) issuance of notes payable to related parties	—	—	(10,000)
Termination (purchase) of interest rate protection agreement	—	—	4
Restricted cash deposited to collateralize letters of credit	(1,703)	—	—
Repayment of capital lease obligations and other debt	(2,685)	(2,848)	(2,477)
Payment of fees associated with obtaining financing	(2,658)	(1,306)	(9,086)

Net cash provided by financing activities	28,054	11,493	14,127

INCREASE (DECREASE) IN CASH	15,593	(1,863)	503
CASH, BEGINNING OF PERIOD	421	2,284	1,781

CASH, END OF PERIOD	$16,014	$421	$2,284

Supplementary Cash Flow Disclosures:
Capital lease obligations	721	2,572	3,071
Issuance of note receivable for disposition of CCTV assets	—	1,806	—
Interest payments	44,212	38,943	27,541
Tax payments	133	164	260

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ DEFICIENCY

AND COMPREHENSIVE LOSS

(In thousands, except units)

	Class A		Class B		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Members’ Deficiency
	Units	Dollars	Units	Dollars
Balance, December 31, 2002	125,164	$109,379	11,419	$97	$(173,731)	$(290)	$(64,545)
Comprehensive loss:
Net loss					(34,812)	—	(34,812)
Current period change in value of derivative					—	(78)	(78)
Sale of interest rate cap-reclassification to earnings					—	368	368

Total comprehensive loss					(34,812)	290	(34,522)

Net issuance of units			3,118	—	—	—	—
Preferred return on preferred units		(20,479)	—	(97)	—	—	(20,576)

Balance, December 31, 2003	125,164	$88,900	14,537	$—	$(208,543)	$—	$(119,643)

Net loss (1)					(46,129)	—	(46,129)
Repurchase of units			(461)
Preferred return on preferred units		(25,625)					(25,625)

Balance, December 31, 2004	125,164	$63,275	14,076	$—	$(254,672)	$—	$(191,397)

Net loss (1)					(48,557)	—	(48,557)
Net repurchase of units			(2,223)
Preferred return on preferred units		(30,263)					(30,263)

Balance, December 31, 2005	125,164	$33,012	11,853	$—	$(303,229)	$—	$(270,217)

(1)	Comprehensive loss equals net loss

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

As of December 31, 2005, ABRY Partners, LLC and its respective affiliates, collectively own approximately 64.2% of the beneficial interests in the Company’s voting interests.

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

Liquidity- On April 15, 2005, the Company entered into a new $105.0 million senior secured term loan facility (“New Senior Credit Facility”) payable in quarterly installments of 0.25% of the original outstanding balance ($105.0 million) beginning September 2005 until final maturity on April 15, 2008. We currently expect that our primary source of funds will be cash flows from operations and current cash balances. Total cash available, including restricted cash of $1.7 million, was approximately $17.5 million as of March 24, 2006. The Company believes that its cash flow from operations, combined with its cash balance on hand will be sufficient to fund its growth in new client locations and debt service for at least the next 12 months.

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

Book overdraft—Book overdraft of $0.4 million as of December 31, 2004 was included in accounts payable. There was no book overdraft as of December 31, 2005.

Concentration of Credit Risk—Concentrations of credit risk with respect to trade accounts receivable are limited as the Company sells its products to clients in diversified industries throughout the United States. Our top twenty clients represent approximately 20% of our revenue, with no single client representing more than 5% of our revenue. The Company does not require collateral from its clients but performs ongoing credit evaluations of its clients’ financial condition and maintains allowances for potential credit losses. Actual losses have been within management’s expectations and estimates.

In addition, the Company leases satellite capacity primarily under three operating leases. Although alternate satellite capacity exists, loss of these suppliers of satellite capacity could temporarily disrupt operations. The Company attempts to mitigate these risks by working closely with the lessors to identify alternate capacity if needed.

Accounts Receivable and Allowance for credits and doubtful accounts. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments under their contracts. Management evaluates the credit risk and financial viability of the client to estimate the allowance. Account balances are charged off against the allowance when we feel it is probable that the receivable will not be recovered. In addition, we maintain allowances for credits issued to clients, which are recorded as a reduction to revenue. We do not have any off-balance sheet credit exposure related to our customers.

(in thousands)	Balance at Beginning of Period	Additions/Charges to Costs and Expenses	Write-offs net of recoveries (a)	Balance at end of Period
For the year ended December 31, 2005
Allowance for credits and doubtful accounts receivable	$4,486	$2,532	$(3,608)	$3,410
For the year ended December 31, 2004
Allowance for credits and doubtful accounts receivable	$1,798	$4,918	$(2,230)	$4,486
For the year ended December 31, 2003
Allowance for doubtful accounts receivable	$2,284	$2,290	$(2,776)	$1,798

(a)	Current year write-offs include bad debts associated with both prior year and current year sales. Recoveries were $0.5 million, $0.7 million, and $1.0 million in the years ended December 31, 2005, 2004, and 2003, respectively.

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

Intangible Assets—The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This standard changed the accounting for goodwill and certain other intangible assets other than goodwill and requires at least an annual test for impairment of goodwill and intangibles with indefinite lives. As of December 31, 2005 and 2004, the Company’s valuation based on discounted cash flows exceeded its carrying value, including goodwill. Note 4 provides additional information concerning goodwill and other identifiable intangible assets.

Identifiable intangible assets with finite lives continue to be amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicated that their carrying amount may not be recoverable.

Deferred Subscriber Acquisition Costs, net—Subscriber acquisition costs are direct sales commissions incurred in connection with acquiring new subscribers. Because we obtain recurring contracts from new subscribers, these subscriber acquisition costs are capitalized and are amortized as a component of selling, general, and administrative expenses over the life of the client contract on a straight-line basis. Accumulated amortization totaled $77.6 million and $61.7 million as of December 31, 2005, and 2004, respectively. If a client contract terminates early, the unamortized subscriber acquisition cost is typically recovered from the salesperson. Any remaining subscriber acquisition costs are expensed to reflect the termination of the client contract.

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

Revenue Recognition—Revenues from music and other business services are recognized during the period the service is provided based upon the contract terms. Revenues for equipment sales of sound systems and other non-music related equipment are recognized upon installation. All revenues are reported net of credits and allowances. Contracts are typically for a five-year non-cancelable period with renewal options for an additional five years. Fees received for services to franchisees are recognized as revenues in the month services are provided. During 2005, 2004, and 2003, 5%, 5%, and 4%, respectively, of our revenues were generated from fees from our franchisees. There are 123 independent franchisees owned by 54 individuals or companies. All domestic franchisee territories have been assigned for at least 20 years and the average franchisee relationship is approximately 20 years. There have been no significant changes to the franchisee territories during 2005, 2004, or 2003.

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

2. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful life (Years)	December 31, 2005	December 31, 2004
Equipment provided to subscribers	5	$194,180	$179,322
Capitalized installation labor	5	97,685	88,549
Equipment	4–7	40,423	35,350
Other	3–30	21,073	21,231

		353,361	324,452
Less accumulated depreciation		(260,255)	(223,755)

		$93,106	$100,697

Included in equipment and other at December 31, 2005 and 2004 is $17.9 million and $17.1 million, respectively of equipment under capital leases. Accumulated depreciation associated with the equipment under capital leases is $14.7 million and $12.1 million at December 31, 2005 and 2004, respectively. Depreciation of property and equipment was $41.6 million, $44.7 million, and $44.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

3. Intangible Assets

Unamortized intangible assets consist of the following (in thousands):

	December 31, 2005 Carrying Amount	December 31, 2004 Carrying Amount
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

	Useful Life (years)	December 31, 2005		December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Income producing contracts	12	$153,900	$(85,092)	$153,900	$(72,267)
License agreements	20	5,082	(1,715)	5,082	(1,461)
Deferred production costs	10	—	—	—	—
Trademarks	5	15,304	(15,164)	15,245	(15,091)
Non-compete agreements	3–5	275	(275)	275	(271)
Other	20	10,831	(3,578)	10,831	(3,036)

		$185,392	$(105,824)	$185,333	$(92,126)

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

Aggregate amortization expense was $13.7 million, $15.4 million, and $18.5 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The estimated future amortization expense on intangible assets existing as of December 31, 2005 is as follows (in thousands):

Fiscal Year Ending
2006	$13,674
2007	13,658
2008	13,650
2009	13,638
2010	12,941

4. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	December 31, 2005	December 31, 2004
Accrued interest	$8,612	$7,563
Accrued compensation and benefits	2,684	2,263
Licensing royalties	1,106	5,034
Amounts payable to franchisees	3,204	2,917
Other	5,775	7,348

	$21,381	$25,125

Licensing royalties as of December 31, 2004 include amounts owed to Broadcast Music, Inc. (“BMI”) pursuant to the new five year licensing agreement, which was effective July 1, 2004. Although the Company began incurring the higher royalties associated with this new agreement in July 2004, the incremental fees of approximately $1.6 were not paid until January 2005. In addition, in January 2005, the Company made a payment to the American Society of Composers, Authors, and Publishers (“ASCAP’) for settlement of all open claims for open audit periods prior to January 1, 2005, and as a result, ASCAP no longer has the right to audit royalty payments made by the Company prior to January 1, 2005. Amounts payable to franchisees are comprised of billings to national clients on behalf of our franchisees.

5. Debt

Debt obligations consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Long term debt:
Term Loan – Senior credit facility	$104,475	$—
Senior notes	219,306	219,125
Senior subordinated notes	115,000	115,000
Senior discount notes	24,245	24,245
Other	1,864	1,967
Revolving loan—Senior credit facility	—	34,000
Term Loan B—Senior credit facility	—	35,000

Total debt obligations	464,890	429,337
Less: current maturities	(1,160)	(101)

	$463,730	$429,236

April 2005 Term Loan Facility

In April 2005, the Company refinanced its then existing Senior Credit Facility with a new $105.0 million senior secured term loan facility (“New Senior Credit Facility”). A portion of the proceeds was used to repay the then existing outstanding term and revolving loans and accrued interest, to provide collateral for outstanding letters of credit under the then existing Senior Credit Facility, and to pay fees and expenses. The then existing Senior Credit Facility has been terminated.

The New Senior Credit Facility is payable in quarterly installments of 0.25% of the original outstanding balance ($105.0 million) beginning September 2005 until final maturity on April 15, 2008. The New Senior Credit facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of the Company’s tangible and intangible assets and (ii) the capital stock of the Company’s subsidiaries. The non-guarantor subsidiary is minor (as defined by Rule 3-10 of Regulation S-X) and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The New Senior Credit Facility contains a senior secured leverage ratio (the ratio of Senior Secured Debt as of such date of determination to Consolidated EBITDA on a last twelve months (LTM) basis) and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. The Company was in compliance with these covenants as of December 31, 2005 and believes it will be in compliance with such covenants for the next twelve months. However, there can be no assurances that the Company will perform as expected as our future performance is subject to various industry based factors.

Indebtedness under the term loan bears interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin of 3.75% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two or three months, as selected by the Company, plus a margin of 4.75%. As of December 31, 2005, the interest rate on the term loan was 9.00%.

Letters of Credit

As the Company no longer has a revolving credit facility, the Company was required to cash collateralize outstanding letters of credit in April 2005. The letters of credit serve as collateral for various bonds, ranging from performance contingencies to wage and fringe benefit bonds. The Company has classified the cash used to collateralize these letters of credit as either current or non-current restricted cash on the balance sheet, depending on the expected longevity of the underlying bonds. At December 31, 2005, we had $1.7 million classified as restricted cash.

Senior Notes

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

Other Debt

The Company assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, aggregating $1.8 million as of December 31, 2005, bear interest at 9.9% and mature in November 2016. The Company is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes, which has an outstanding balance of $0.1 million as of December 31, 2005 and bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2006	$1,160
2007	1,168
2008	102,506
2009	335,144
2010	24,404
Thereafter	1,202

The Annual maturities schedule includes principal amount of the Senior Notes which mature in 2009.

Total interest paid by the Company on all indebtedness was $44.2 million, $38.9 million, and $27.5 million for the years ended December 31, 2005, 2004, and 2003, respectively. In addition, during 2003, the Company paid $1.9 million in interest in conjunction with the repayment of the sponsor note.

Interest Rate Protection Programs

The Company entered into a three year interest rate cap in April 2002, for which it paid a premium of $0.4 million. The interest rate cap protected the Company against LIBOR increases above 7.25% and was designated as a hedge of interest rates. An interest rate protection agreement was required by the Company’s previous Senior Credit Facility and this interest rate cap was terminated on May 20, 2003, in conjunction with the repayment of the previous Senior Credit Facility. The Company received $4 thousand in proceeds for the sale of this interest rate cap, and reclassified $368 thousand from other comprehensive loss to earnings. This charge has been recorded in loss on extinguishment of debt, net for the year ended December 31, 2003.

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

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of December 31, 2005 and December 31, 2004 were $365.6 million and $369.9 million, respectively. The fair value of the Senior Notes, Senior Subordinated Notes and the Senior Discount Notes are based upon quoted market price. The fair value of the other long-term debt of the Company approximates the carrying value as it bears interest at variable rates.

6. Redeemable Preferred Units

In October 2000, the Company completed a private placement of 85,000 series A preferred membership units (“preferred units”) and 5,489 Class A common units (“purchased Class A units”) for a total of $85.0 million. The current liquidation value of the preferred units is $192.8 million as of December 31, 2005.

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

In March 2002, the Company entered into the second amendment to the Securities Purchase Agreement which amended the consolidated capital expenditure covenant for 2001 and subsequent years and allowed for an increase to consolidated operating cash flow for amounts designated by the Company with respect to license fees up to a certain amount.

The Securities Purchase Agreement contains certain financial covenants including maintenance of interest, total leverage, adjusted annualized operating cash flow, and maximum consolidated capital expenditures. In addition, the Company is generally prohibited from paying dividends or making other restrictive payments, certain transactions with affiliates, entering into restrictive agreements, and from consolidating with any other person or selling, assigning, transferring, leasing, conveying or otherwise disposing of assets. These conditions were not satisfied as of December 31, 2005 as the Company was in violation of unit coverage ratio, leverage ratio, and annualized operating cash flow. The Company has been in default of unit coverage ratio since June 2003, of leverage ratio since December 31, 2003, and of annualized operating cash flow since June 2004.

As a result of the default, the preferred units accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio (the ratio of consolidated operating cash flow to the sum of consolidated interest expense plus the aggregate Series A preferred return, as more specifically defined in the Securities Purchase Agreement) and the leverage ratio for the foreseeable future. As a result of non-compliance with unit coverage ratio and leverage ratio for four consecutive quarters (a Class B and Class A default under the Securities Purchase Agreement, respectively), two of the three preferred unit holders were each entitled to be designated as either a Class B or Class A Director, although neither party has elected to so designate a Class B or Class A Director. As such, the number of Class B Directors and Class A Directors remains unchanged. The same two preferred unit holders will each be entitled to designate a Class A Director until such time as the Company complies with the leverage ratio. If the Company is still in default of the unit coverage ratio at the time that the Company complies with the leverage coverage ratio, the same two preferred unit holders would each still be entitled to designate a Class B Director. The foregoing defaults do not result in a cross default under the Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes.

7. Restructuring Charges

In June 2005, the Company implemented a revised business plan which entailed streamlining the size of its sales force in order to achieve more moderate growth. This revised business plan seeks to reduce the number of annual new client location additions. This revised plan contributed to our ability to generated modest positive free cash flow after debt service obligation in the fourth quarter of 2005. While there can be no assurances, we expect that the associated decrease in capital investments under the revised business plan will continue to contribute towards our goal of generating free cash flow after debt service obligations.

In conjunction with the revised business plan the Company recorded charges of $1,717, comprised of the following components (in thousands):

2005
Employee severance	$962
Lease impairment costs	755

Total restructuring charges as of December 31, 2005	$1,717

Following is a summary of the accrued liability for the restructuring charges:

	Employee Severance	Lease Impairment Costs	Total
Charges	$962	$755	$1,717
Cash Payments	(785)	(98)	(883)

Accrued liability as of December 31, 2005	$177	$657	$834

Employee severance-related costs include the elimination of certain sales, sales support, and operations employees. The reduction in workforce represented an approximate 9% reduction in the Company’s overall workforce. Lease impairment costs relate to certain field office facilities in which the Company has excess office space. The charge reflects the present value of costs that will continue to be incurred under lease contracts without economic benefit due to the excess office space, offset by assumed sublease rental income of approximately $1.1 million.

The Company expects to pay the majority of the remaining severance costs by the end of the first quarter of 2006 and will pay the charges relating to field office leases over the remaining terms of the leases principally through December 2013.

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

At December 31, 2005, future minimum lease payments under operating and capital leases are as follows (in thousands):

Fiscal Year Ending	Capital	Operating
2006	$1,974	$8,771
2007	1,185	8,420
2008	259	7,888
2009	10	7,550
2010	—	6,715
Later Years	—	23,457
Less Imputed Interest	(240)	—
Less Executory Cost	(118)	—

	$3,070	$62,801

Rental expense under operating leases was $10.9 million, $10.7 million, and $10.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

9. Closed Circuit Television Systems Disposition

In February 2004, we obtained a Consent and Waiver for the disposition of our closed circuit television systems (“CCTV”) product line from the existing lenders of the Senior Credit Facility and on March 1, 2004, sold the related inventory and recurring customer contracts to a third party for $2.0 million in notes receivable. In conjunction with the sale, the Company disposed of inventory totaling $0.9 million, accounts receivable of $0.2 million, and other assets and liabilities relating to the CCTV product line of $0.9 million, net. The Company did not record a gain or loss on the transaction as the proceeds received approximated the net assets displaced. Due to a default in payments totaling $1.0 million, the Company determined that the receivable was impaired and recorded a $0.6 million impairment charge to properly reflect the receivable at its estimated fair market value as of September 30, 2004. On January 20, 2005, the Company received an amended and restated secured promissory note (“revised note”) from the purchaser of the Company’s CCTV product line. During the second quarter of 2005, we recorded $1.7 million of charges relating to provisions for impaired note receivable balances in selling, general and administrative expenses. The charges relate to various notes, including $1.2 million for our note receivable from the purchaser of our CCTV product line. In the fourth quarter of 2005, we pursued a collection action against the purchaser of our CCTV product line and concluded a settlement for $250,000, which terminated the revised note.

10. Employee Benefit Plans

The Company has a 401(k) profit sharing plan, which covers substantially all of its employees. The Company matches 60% of employees’ contributions to the plan up to the first 6%. Plan expense was $1.4 million, $1.4 million, and $1.5 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

11. Income Taxes

The provision (benefit) for income taxes for the Company’s corporate subsidiaries is as follows (in thousands):

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Current tax:
Federal	$15	$52	$68
State	—	22	266

	15	74	334
Deferred tax benefit:
Federal	(212)	(207)	(769)
State	(45)	(35)	(190)

	(257)	(242)	(959)

	$(242)	$(168)	$(625)

Taxes paid were $0.1 million, $0.2 million, and $0.3 million during the years ended December 31, 2005, 2004, and 2003, respectively. The Company’s effective tax rate differs from the statutory federal tax rate for the following reasons:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Federal tax benefit of statutory rates	$(16,429)	$(13,407)	$(11,982)
State income taxes	—	78	184
Goodwill and nondeductible expenses	1
Release of valuation allowance	(91)
Loss incurred by partnership not subject to corporate income tax	16,277	13,161	11,173

	$(242)	$(168)	$(625)

Deferred tax liabilities primarily relate to the book tax difference related to income producing contracts acquired in purchase business combinations. Such deferred tax liabilities are reduced over the term of the related income producing contracts. The components of the net deferred tax asset (liability) at December 31 are as follows (in thousands):

	2005	2004
Property and equipment	$(125)	$(36)
Intangible assets	(1,519)	(1,932)
Loss Carryforwards	491	539
AMT Credit Carryforwards	4	10
Other	458	442
Valuation allowance	(481)	(452)

Net deferred tax liability (included in other long term liabilities)	$(1,172)	$(1,429)

The Company has gross federal net operating loss carryforwards of $1,390 which will begin to expire in 2019.

12. Related Party Transactions

In May 2003, the Company repaid $10.0 million of junior subordinated unsecured notes (“sponsor notes”) and related interest to MEM Holdings with the proceeds from the issuance of 10% Senior Notes. The Company originally borrowed this $10.0 million in sponsor notes on March 15, 2002.

The Company has a Management and Consulting Services Agreement (“Management Agreement”) with ABRY Partners, which provides that Muzak will pay a management fee as defined in the Management Agreement. During 2005, 2004 and 2003, Muzak incurred fees and expenses of $.2 million, $0.3 million, and $0.4 million, respectively under this agreement. Either ABRY Partners or the Company, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other. In addition, during 2003, the Company incurred fees and expenses of $0.9 million payable to ABRY Partners for services rendered in connection with the private placement of the Senior Notes and incurred fees of $0.1 million for services rendered for financing efforts during 2002.

Gregory F. Rayburn has been our Chief Executive Officer since July 2005. He is the Senior Managing Director and Practice Leader of FTI Palladium Partners, a division of FTI Consulting, Inc. He joins Muzak through an agreement between the Company and FTI. Total amounts paid to FTI during 2005 were $1.5 million. Such amounts include the services of Gregory Rayburn, an additional FTI associate and an interim CIO.

13. Muzak Holdings Finance Corp.

Muzak Holdings Finance Corp. is a co-issuer of the Senior Discount Notes and had no operating activities during 2005, 2004, and 2003.

14. Members’ Deficiency

The Company has issued two classes of equity units: Class A units (“Class A units”) and Class B units (“Class B units”) (collectively, the “units”). Each class of units represents a fractional part of the membership units of the Company.

Voting Units

The Company has authorized and issued Class A and Class A-1 units. The Company has authorized Class A-2 units, however no Class A-2 units are outstanding as of December 31, 2005. The Class A-1 and Class A-2 units represent a Class of membership interests in the Company and have the rights and obligations specified in the Company’s Fourth Amended and Restated Limited Liability Company Agreement. Each Class A, A-1 and A-2 unit is entitled to voting rights equal to the percentage that such units represent of the aggregate number of outstanding Class A, Class A-1, and Class A-2 units. Each Class A, Class A-1 and Class A-2 unit accrues a preferred return annually on the capital value of such unit at a rate of 15% per annum to be paid only upon a change of control. The Company cannot pay distributions (other than tax distributions or distributions related to the mandatorily redeemable preferred stock) in respect of other classes of securities (including distributions made in connection with a liquidation) until the preferred return and capital values of the Class A, Class A-1, and Class A-2 units are paid to each holder thereof. In the event any residual value exists after other classes of membership interests receive their respective priorities, holders of Class A, Class A-1, and Class A-2 units are entitled to participate pro rata with other holders of common units in such residual value. As of December 31, 2005, the Company had 123,494 Class A units outstanding and 8,928 Class A-1 units outstanding.

Non Voting Units

The Class B units are non-voting equity interests in the Company which are divided into four subclasses, Class B-1 units, Class B-2 units, Class B-3 units, and Class B-4 units. Each holder of Class B units is entitled to participate in Last Priority Distributions, if any, provided that Priority Distributions on all voting interests have been paid in full. The Company is authorized to issue Class B-5 units, however no B-5 units are outstanding as of December 31, 2005. The Class B-1 units, B-2 units, and B-3 units have a vesting period of five years, and the Class B-4 units vest immediately upon issuance. Upon a change in control, as defined, all of these units become fully vested and exercisable. Class B unit activity is as follows:

	Class B-1	Class B-2	Class B-3	Class B-4	Total
Balance, December 31, 2002	2,793	2,805	2,819	3,002	11,419
Issuances	1,085	1,086	1,086	—	3,257
Repurchases	(46)	(46)	(47)	—	(139)

Balance, December 31, 2003	3,832	3,845	3,858	3,002	14,537
Issuances	—	—	—	—	—
Repurchases	(154)	(154)	(153)	—	(461)

Balance, December 31, 2004	3,678	3,691	3,705	3,002	14,076
Issuances	18	18	18	—	54
Repurchases	(759)	(759)	(759)	—	(2,277)

Balance, December 31, 2005	2,937	2,950	2,964	3,002	11,853

Pursuant to the terms of certain individual employment agreements, the Company has provided key employees with equity units of the Company. In the event of employee termination, the Company retains the right to repurchase unvested units at the original purchase price. Units vest over five years.

15. Commitments and Contingencies

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

Litigation

Muzak and the Company are co-defendants in a lawsuit filed in the U.S. District Court, Northern District of Illinois, Eastern Division, by Sound of Music, Ltd., a former franchisee of Muzak. Sound of Music, Ltd. is asserting claims against Muzak and the Company for violation of Federal securities laws, breach of contract and common law fraud. The case has arisen as a result of Sound of Music, Ltd.’s sale of substantially all of its MUZAK® related assets to Muzak and the Company in 2001. Sound of Music, Ltd. commenced this lawsuit more than three years after the parties consummated the purchase and sale transaction and now contends that it did not receive the total consideration promised and that the value of certain Class A units of the Company received in consideration for the assets was misrepresented. Sound of Music, Ltd. is seeking damages in excess of $1 million. While we are unable to predict the outcome of this case, we contend that Sound of Music, Ltd.’s assertions, claims, and allegations against Muzak and the Company are without merit, and we are vigorously contesting the same. We filed our answer to the complaint on March 16, 2006 and discovery should commence soon thereafter.

Muzak and CVS Pharmacy, Inc. were co-defendants in a lawsuit filed by DMX Music, Inc. in Los Angeles County Superior Court on July 25, 2003. The case arose as a result of a Request for Proposal prepared by CVS Pharmacy, Inc. in 2001 that solicited bids for music programming. Muzak and DMX Music, Inc. entered into a settlement and general release agreement that resolved all claims between Muzak and DMX Music, Inc. and required a $1.0 million payment by Muzak to DMX Music, Inc. The cost of the settlement was recorded in selling, general and administrative expenses in the first quarter of 2005. The United States Bankruptcy Court currently presiding over DMX Music, Inc.’s Chapter 11 reorganization approved the settlement terms and the $1.0 million payment was made in June 2005.

In March 2004, a jury found against Muzak and another defendant in Bono vs. Muzak LLC et al and awarded the plaintiff approximately $0.4 million in damages for claims of sexual harassment and battery. In March 2005, we entered into a settlement agreement with Bono under which we paid $0.7 million, which includes the amounts awarded for compensatory damages as well as the plaintiff’s legal fees. We paid such settlement during the second and third quarters of 2005.

We are the subject of, or a party to, various other proceedings in the ordinary course of our business. Management believes that such proceedings are routine in nature or incidental to the conduct of our business, and that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on our consolidated financial condition or results of operations.

Other Commitments

As of December 31, 2005, the Company has approximately $19.1 million in outstanding capital expenditure commitments covering a four-year period. The Company, as discussed in Note 9 above, is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

16. Guarantors

The following schedules, which reflect the impact of the revenue cut-off restatement which relates solely to Muzak LLC and the revision in classification of Purchased Class A units which relates solely to Muzak Holdings LLC as described in Note 2, set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for 2005, 2004 and 2003 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Notes and Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Notes and the Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Notes and Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition, LLC, Audio Environments, Inc, Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Notes and Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Notes and Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

Condensed Consolidating Balance sheets as of December 31, 2005

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$16,014	$—	$—	$—	$16,014
Restricted cash	—	721	—	—	—	721
Accounts receivable, net	—	23,809	—	564	—	24,373
Inventories	—	16,706	—	—	—	16,706
Prepaid expenses and other assets	—	4,515	—	—	—	4,515

Total current assets	—	61,765	—	564	—	62,329
Restricted cash	—	982	—		—	982
Property and equipment, net	—	93,045	—	61	—	93,106
Intangible assets, net	—	199,480	—	20,893	—	220,373
Deferred charges and other assets, net	343	50,928	5,156	7	(5,156)	51,278
Advances in/due from subsidiaries	—	3,152	—	3,853	(7,005)	—
Investment in subsidiary	(48,877)	21,033	—	—	27,844	—

Total assets	$(48,534)	$430,385	$5,156	$25,378	$15,683	$428,068

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	$—	$5,580	$—	$143	$—	$5,723
Accrued expenses (see Note 4)	919	19,333	6,062	1,129	(6,062)	21,381
Current maturities of long term debt	—	1,050	—	110	—	1,160
Current portion of other liabilities	—	2,807	—	—	—	2,807
Advance billings	—	1,022	—	—	—	1,022

Total current liabilities	919	29,792	6,062	1,382	(6,062)	32,093
Long-term debt, net of current portion	24,245	437,730	334,309	1,755	(334,309)	463,730
Other liabilities, net of current portion	—	7,887	—	1,208	—	9,095
Advances in/due from subsidiaries	3,152	3,853	33,356	—	(40,361)
Redeemable Preferred units	185,579	—	—	—	—	185,579
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficiency/Shareholder equity	(270,217)	(48,877)	(368,571)	21,033	396,415	(270,217)

Total liabilities and members’ deficiency	$(48,534)	$430,385	$5,156	$25,378	$15,683	$428,068

*	Also includes a non-guarantor which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X. “minor”

Condensed Consolidating Statements of Operations for the Twelve months ended December 31, 2005

(In thousands)

	Muzak Holdings LLC (Parent)		Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)		Combined Guarantor Subsidiaries*	Eliminations		Consolidated
Net Revenues:
Music and other business services	$		$183,425	$		$4,810	$		$188,235
Equipment and related services		—	58,690		—	—		—	58,690

		—	242,115		—	4,810			246,925

Cost of Revenues:
Music and other business services excluding depreciation and amortization expense		—	40,380		—	1,568		—	41,948
Equipment and related services		—	56,769		—			—	56,769

		—	97,149		—	1,568		—	98,717

		—	144,966		—	3,242		—	148,208

Selling, general and administrative expenses		—	90,216		—	818		—	91,034
Management fee		—	(962)		—	962		—
Depreciation and amortization expense		—	53,594		—	1,684		—	55,278

Income (loss) from operations		—	2,118		—	(222)		—	1,896
Other income (expense):
Interest expense		(3,259)	(44,856)		(35,202)	(158)		35,202	(48,273)
Other, net		—	352		—	(6)		—	346
Loss from extinguishment of debt, net		—	(2,735)		—	—		—	(2,735)
Equity in earnings of subsidiary		(45,298)	(177)		—	—		45,475

Loss before income taxes		(48,557)	(45,298)		(35,202)	(386)		80,677	(48,766)
Income tax benefit		—	—		—	(209)		—	(209)

Net loss		$(48,557)	$(45,298)		$(35,202)	$(177)		$80,677	$(48,557)

*	Also includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2005

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$108	$21,737	$—	$884	$—	$22,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	123	—	—	—	123
Capital expenditures for property and equipment and intangibles	—	(35,313)	—	—	—	(35,313)

Net cash used in investing activities	—	(35,190)	—	—	—	(35,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	(375)	—	—	—	(375)
Repurchase of senior discount notes	—		—	—	—
Repayments under revolver	—	(42,500)	—	—	—	(42,500)
Borrowings under revolver	—	8,500	—	—	—	8,500
Proceeds from issuance of Term Loan	—	105,000	—	—	—	105,000
Repayment of Term Loan	—	(35,525)	—	—	—	(35,525)
Repayments of capital lease obligations and other debt		(2,584)		(101)		(2,685)
Collateralized letters of credit	—	(1,703)	—	—	—	(1,703)
Payment financing fees	—	(2,658)	—	—	—	(2,658)
Advance to/from subsidiaries	(108)	891	—	(783)	—	—

Net cash provided /(used) in financing activities	(108)	29,046	—	(884)	—	28,054

NET INCREASE IN CASH		15,593				15,593
CASH, BEGINNING OF PERIOD	—	421	—	—	—	421

CASH, END OF PERIOD	$—	$16,014	$—	$—	$—	$16,014

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Balance sheets as of December 31, 2004

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$421	$—	$—	$—	$421
Accounts receivable, net	—	27,575	—	718	—	28,293
Inventories	—	17,425	—	—	—	17,425
Prepaid expenses and other assets	—	4,612	—	—	—	4,612

Total current assets	—	50,033	—	718	—	50,751
Property and equipment, net	—	100,457	—	240	—	100,697
Intangible assets, net	—	211,614	—	22,398	—	234,012
Deferred charges and other assets, net	450	60,154	6,819	8	(6,819)	60,612
Advances in/due from subsidiaries	—		—	2,665	(2,665)	—
Investment in subsidiary	(3,579)	21,210	—	—	(17,631)	—

Total assets	$(3,129)	$443,468	$6,819	$26,029	$(27,115)	$446,072

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	$—	$5,937	$—	$225	$—	$6,162
Accrued expenses (see Note 4)	919	23,061	6,062	1,145	(6,062)	25,125
Current maturities of long term debt	—	—	—	101	—	101
Current portion of other liabilities	—	3,692	—	—	—	3,692
Advance billings	—	966	—	—	—	966

Total current liabilities	919	33,656	6,062	1,471	(6,062)	36,046
Long-term debt, net of current portion	24,245	403,128	334,126	1,863	(334,126)	429,236
Other liabilities, net of current portion	—	7,598	—	1,485	—	9,083
Advances in/due from subsidiaries	—	2,665	—		(2,665)	—
Redeemable Preferred units	155,316	—	—	—	—	155,316
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficiency/Shareholder equity	(191,397)	(3,579)	(333,369)	21,210	315,738	(191,397)

Total liabilities and members’ deficiency	$(3,129)	$443,468	$6,819	$26,029	$(27,115)	$446,072

*	Also includes a non-guarantor which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X. “minor”

Condensed Consolidating Statements of Operations for the Twelve months ended December 31, 2004

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues:
Music and other business services	$—	$179,074	$—	$5,323	$—	$184,397
Equipment and related services	—	61,465	—	—	—	61,465

	—	240,539	—	5,323	—	245,862

Cost of Revenues:
Music and other business services excluding depreciation and amortization expense	—	33,024	—	1,834	—	34,858
Equipment and related services	—	56,935	—	—	—	56,935

	—	89,959	—	1,834	—	91,793

	—	150,580	—	3,489	—	154,069

Selling, general and administrative expenses	—	87,029	—	979	—	88,008
Impairment of deferred production costs	—	6,578	—	—	—	6,578
Management fee	—	(1,065)	—	1,065	—	—
Depreciation and amortization expense	—	58,064	—	1,979	—	60,043

Loss from operations	—	(26)	—	(534)	—	(560)
Other income (expense):
Interest expense	(4,760)	(39,193)	(33,356)	(195)	33,356	(44,148)
Other, net	—	256	—	1	—	257
Loss from extinguishment of debt, net	(1,846)	—	—	—	—	(1,846)
Equity in earnings of subsidiary	(39,523)	(560)	—	—	40,083	—

Loss before income taxes	(46,129)	(39,523)	(33,356)	(728)	73,439	(46,297)
Income tax benefit	—	—	—	(168)	—	(168)

Net loss	$(46,129)	$(39,523)	$(33,356)	$(560)	$73,439	$(46,129)

*	Also includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2004

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,078	$22,116	$—	$1,397	$—	$24,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	126	—	—	—	126
Capital expenditures for property and equipment and intangibles	—	(38,073)	—	—	—	(38,073)

Net cash used in investing activities	—	(37,947)	—	—	—	(37,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	317	—	—	—	317
Repurchase of senior discount notes	(33,670)	—	—	—	—	(33,670)
Repayments under revolver	—	(4,000)	—	—	—	(4,000)
Borrowings under revolver	—	18,000	—	—	—	18,000
Proceeds from issuance of Term Loan B	—	35,000	—	—	—	35,000
Repayments of capital lease obligations and other debt	—	(2,754)	—	(94)	—	(2,848)
Payment financing fees	—	(1,306)	—	—	—	(1,306)
Advance to/from subsidiaries	32,592	(31,289)	—	(1,303)	—	—

Net cash provided /(used) in financing activities	(1,078)	13,968	—	(1,397)	—	11,493

NET DECREASE IN CASH	—	(1,863)	—	—	—	(1,863)
CASH, BEGINNING OF PERIOD	—	2,284	—	—	—	2,284

CASH, END OF PERIOD	$—	$421	$—	$—	$—	$421

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Statements of Operations for the Year Ended December 31, 2003

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues:
Music and other business services	$—	$168,930	$—	$6,015	$—	$174,945
Equipment and related services	—	60,069	—	—	—	60,069

	—	228,999	—	6,015	—	235,014

Cost of Revenues:
Music and other business services excluding depreciation and amortization expense	—	30,228	—	2,057	—	32,285
Equipment and related services	—	50,082	—	—	—	50,082

	—	80,310	—	2,057	—	82,367

	—	148,689	—	3,958	—	152,647

Selling, general and administrative expenses	—	79,305	—	1,312	—	80,617
Depreciation and amortization expense	—	61,305	—	2,416	—	63,721
Management fee	—	(1,203)	—	1,203	—	—

Income (loss) from operations	—	9,282	—	(973)	—	8,309
Other income (expense):
Interest expense	(7,581)	(32,469)	(24,893)	(203)	24,893	(40,253)
Other, net	—	213	—	(12)	—	201
Gain (loss) on extinguishment of debt	1,384	(5,078)	—	—	—	(3,694)
Equity in earnings of subsidiaries**	(28,615)	(563)	—	—	29,178	—

Loss before income taxes	(34,812)	(28,615)	(24,893)	(1,188)	54,071	(35,437)
Income tax benefit	—	—	—	(625)	—	(625)

Net loss	$(34,812)	$(28,615)	$(24,893)	$(563)	$54,071	$(34,812)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2003

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$—	$26,049	$—	$1,816	$—	$27,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	67	—	—	—	67
Capital expenditures for property and equipment and intangibles	—	(41,556)	—	—	—	(41,556)

Net cash used in investing activities	—	(41,489)	—	—	—	(41,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	(2,929)	—	—	—	(2,929)
Borrowings under revolver	—	24,700	—	—	—	24,700
Repayment under revolver	—	(31,000)	—	—	—	(31,000)
Repayments of senior credit facility	—	(159,514)	—	—	—	(159,514)
Proceeds from issuance of senior notes	—	218,869	—	—	—	218,869
Repurchase of senior discount notes	(14,440)	—	—	—	—	(14,440)
Repayment of note payable to related party	—	(10,000)	—	—	—	(10,000)
Termination of interest rate protection agreement	—	4	—	—	—	4
Repayments of capital lease obligations and other debt	—	(2,391)	—	(86)	—	(2,477)
Payment of fees associated with financing	—	(9,086)	—	—	—	(9,086)
Advances to/from subsidiaries	14,440	(12,710)	—	(1,730)	—	—

Net cash provided by/(used in) financing activities	—	15,943	—	(1,816)	—	14,127

INCREASE IN CASH	—	503	—	—	—	503
CASH, BEGINNING OF PERIOD	—	1,781	—	—	—	1,781

CASH, END OF PERIOD	$—	$2,284	$—	$—	$—	$2,284

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

17. Quarterly Financial Data (Unaudited): (In Thousands)

The quarterly data below is based on the Company’s fiscal periods.

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$60,924	$60,864	$62,337	$62,800
Cost of revenues, excluding depreciation and amortization (a)	23,655	23,839	25,204	26,019
Income (loss) from operations (b)	(83)	(1,548)	797	2,730
Net loss (c)	(11,443)	(16,279)	(11,287)	(9,548)

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$59,790	$59,955	$62,515	$63,602
Cost of revenues, excluding depreciation and amortization (d)	21,833	21,272	24,290	24,398
Income (loss) from operations (e) (f)	1,187	2,115	1,095	(4,957)
Net loss (g)	(9,393)	(10,839)	(9,785)	(16,112)

(a)	Capitalized labor decreased $1 million from Q2 2005 to Q3 2005 as a result of reduced installation activity. This reduction in activity is in line with the revised business plan adopted by the company in 2005.
(b)	The second quarter of 2005 includes $1.3 million of charges associated with severance and related termination benefits
(c)	The second quarter of 2005 includes a $2.7 million loss on extinguishment of debt in 2005 which is related to the April 15, 2005 refinancing of the existing Senior Credit Facility with a new $105 million senior secured term loan facility. The third quarter of 2005 includes a $.8 million impairment of lease obligations related to unutilized space in several office locations and a $1.7 million impairment of notes receivable.
(d)	The third and fourth quarters of 2004 include incremental expenses of $0.8 million relating to the new BMI agreement. Additionally, the fourth quarter of 2004 includes a $1.5 million reduction in reserves for prior period licensing royalties due to resolution and closure of certain audit periods.
(e)	The second, third, and fourth quarters of 2004 include $0.8, $0.9 million, and $0.1 million, respectively, of charges associated with severance and other termination benefits, relocation costs, duplicate salaries, and temporary facility requirements relating to the Company’s centralization of administrative and certain aspects of operational functions. The third quarter of 2004 includes $0.6 million impairment of a receivable from the purchaser of the Company’s CCTV inventory and recurring contracts.
(f)	The fourth quarter of 2004 includes a $6.5 million impairment of deferred production costs.
(g)	The second and fourth quarters of 2004 include $1.7 million and $0.2 million, respectively, of losses on extinguishment of debt related to the repurchase of a portion of the Senior Discount notes and the $5.0 million reduction in revolver commitment.

18. Subsequent Events

Approval of New Operating System

In January 2006, our Board of Directors approved the implementation of an enterprise resource planning (“ERP”) system to enhance operating efficiencies and provide more effective management of our business operations. The implementation is expected to begin in April 2006. Management anticipates placing the application into service during Q2 2007. The implementation project is projected to require cash outlays of $2.4 million and $.7 million in 2006 and 2007, respectively.

As a result of the new ERP operating system, the existing operating system will have a revised useful life that is anticipated to end in June, 2007. The existing operating system had a Net Book Value of $.6 million as of December 31, 2005. The revision of the useful life will result in an anticipated increase/(decrease) of depreciation expense of $.2 million, $0 million, ($.1 million), and ($.1 million) for 2006, 2007, 2008 and 2009, respectively.

The Company has an existing maintenance and consulting contract, for the existing operating system with DSI Hawaii, Inc., that is in effect until March 1, 2008. The Company is obligated to make equal monthly payments totaling $1.3 million over the 26 month period between January 2006 and February 2008. As a result of the above mentioned ERP implementation, the expense related to the cash payments from June 2007 until February 2008 will be recognized during the period between January 2006 and June 2007. The acceleration of this maintenance obligation will result in an anticipated increase/(decrease) of maintenance expense of $.3 million, ($.2 million), and ($.1 million) for 2006, 2007, and 2008, respectively.

Regional Sales and Customer Service Restructuring

During January 2006, we reorganized our field management structure, including our Operations, Sales and Customer Service departments. This move was designed to improve our technician productivity and increase our responsiveness to our customer’s needs and requests. As part of this reorganization, the Senior Vice President of Customer Service and the Executive Vice President of Sales, Product and Marketing resigned. The job responsibilities of these individuals will now be managed by the Senior Vice President of Operations. The Company created seven Regional Vice President positions that will be directly responsible for the operations, sales and customer service responsibilities of their respective geographic regions. We expect to record a restructuring charge, in the first quarter of 2006, for severance and related costs not to exceed $0.5 million.