Form 10-Q
period 2006-03-31
MUZAK HOLDINGS LLC; MUZAK HOLDINGS FINANCE CORP
filed 2006-05-12
CIK 1085320, 1085319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Not Applicable

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2006	December 31, 2005 (1)
ASSETS
Current assets:
Cash	$16,984	$16,014
Restricted cash	737	721
Accounts receivable, net of allowances of $2,917 and $3,410	21,889	24,373
Inventories	16,558	16,706
Prepaid expenses and other assets	4,958	4,515

Total current assets	61,126	62,329
Restricted cash	982	982
Property and equipment, net	90,638	93,106
Goodwill	140,805	140,805
Intangible assets, net	76,162	79,568
Deferred subscriber acquisition costs, net	40,376	42,123
Deferred charges and other assets, net	8,015	9,155

Total assets	$418,104	$428,068

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$5,712	$5,723
Accrued expenses (see Note 4)	21,138	21,381
Current maturities of long term debt	1,161	1,160
Current portion of other liabilities	2,620	2,807
Advance billings	2,846	1,022

Total current liabilities	33,477	32,093
Long-term debt, net of current portion	463,489	463,730
Other liabilities, net of current portion	9,086	9,095
Commitments and contingencies
Redeemable preferred units	193,865	185,579
Redeemable purchased Class A units	7,788	7,788
Members’ deficit:
Class A units	24,726	33,012
Accumulated deficit	(314,327)	(303,229)

Total members’ deficit	(289,601)	(270,217)

Total liabilities and members’ deficit	$418,104	$428,068

(1)	The year end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Net Revenues:
Music and other business services	$47,492	$46,831
Equipment and related services	11,957	14,093

	59,449	60,924

Cost of revenues:
Music and other business services (excluding $9,015 and $10,052 of depreciation and amortization expense).	11,069	10,079
Equipment and related services	13,432	13,576

	24,501	23,655

Selling, general and administrative expenses	20,686	23,021
Depreciation and amortization expense	13,142	14,331

Income (loss) from operations	1,120	(83)
Other income (expense):
Interest expense	(12,440)	(11,400)
Other, net	142	(12)

Loss before income taxes	(11,178)	(11,495)
Income tax benefit	(80)	(52)

Net loss	(11,098)	(11,443)
Preferred return on redeemable preferred units	(8,286)	(7,016)

Net loss attributable to common unit holders	$(19,384)	$(18,459)

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,098)	$(11,443)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of fixed assets	(28)	(44)
Impairment of capitalized labor	571	207
Deferred income tax benefit	(102)	(89)
Depreciation and amortization	13,142	14,331
Amortization of senior discount, senior notes, and deferred financing fees	733	795
Amortization of deferred subscriber acquisition costs	4,081	4,543
Deferred subscriber acquisition costs	(2,334)	(3,532)
Change in unearned installment income	569	83
Change in certain assets and liabilities
Accounts receivable	2,484	2,525
Inventory	148	(84)
Accounts payable	(11)	739
Accrued expenses	(243)	(3,223)
Advance billings	1,824	1,236
Other, net	(114)	(1,954)

Net cash provided by operating activities	9,622	4,090

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property and equipment	(7,839)	(10,124)
Capital expenditures for intangibles	(16)	(11)
Proceeds from sale of fixed assets	43	44

Net cash used in investing activities	(7,812)	(10,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in book overdrafts	—	608
Restricted cash used to collateralize letters of credit	(16)	—
Borrowings under revolver	—	8,500
Repayment of term loan	(262)	—
Repayments of capital lease obligations and other debt	(562)	(702)

Net cash provided by (used in) financing activities	(840)	8,406

NET INCREASE IN CASH	970	2,405
CASH, BEGINNING OF PERIOD	16,014	421

CASH, END OF PERIOD	$16,984	$2,826

Supplemental information:

Interest Payments	9,825	8,654
Tax Payments	52	43

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

MEMBERS’ DEFICIT

(Unaudited)

(In thousands, except for units)

	Class A		Class B		Accumulated Deficit	Total Members’ Deficit
	Units	Dollars	Units	Dollars
Balances, December 31, 2005	125,164	$33,012	11,853	$—	$(303,229)	$(270,217)

Net loss (1)					(11,098)	(11,098)
Preferred return on preferred units		(8,286)				(8,286)

Balances, March 31, 2006	125,164	$24,726	11,853	$—	$(314,327)	$(289,601)

(1)	Comprehensive loss equals net loss

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Overview

Organization - Muzak Holdings LLC (and its subsidiaries (the “Company”)), previously known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of the state of Delaware. The Company provides business music programming to clients through its integrated nationwide network of owned operations and franchises. All of the operating activities are conducted through the Company’s subsidiaries.

As of March 31, 2006, ABRY Partners, LLC and its respective affiliates, collectively own 64.2% of the beneficial interests in the Company’s voting interests.

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its subsidiaries: Muzak LLC, Muzak Capital Corporation, Muzak Holdings Finance Corporation, Muzak Finance Corporation, Business Sound Inc., Electro Systems Corporation, BI Acquisition LLC, MLP Environmental Music LLC, Audio Environments Inc., Background Music Broadcasters Inc., Telephone Audio Productions Inc., Vortex Sound Communications Company Inc., Music Incorporated, and Muzak Houston, Inc. All significant intercompany items have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Muzak Holdings LLC Annual Report on Form 10-K for the year ended December 31, 2005.

The financial statements as of March 31, 2006 and the financial statements for the three months ended March 31, 2006 and 2005 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary to state fairly the financial information included herein. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

2. Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life (years)	March 31, 2006	December 31, 2005
		(unaudited)
Equipment provided to subscribers	5	$197,256	$194,180
Capitalized installation labor	5	99,120	97,685
Equipment and vehicles	3-7	52,120	40,423
Other	5-30	11,404	21,073

		359,900	353,361
Less accumulated depreciation		(269,262)	(260,255)

		$90,638	$93,106

Included in equipment and other at March 31, 2006 and December 31, 2005 is $17.2 million and $17.9 million, respectively of equipment under capital leases. Accumulated depreciation associated with the equipment under capital leases is $14.7 million at March 31, 2006 and December 31, 2005, respectively. Depreciation of property and equipment was $9.7 million and $10.9 million for the quarters ended March 31, 2006 and 2005, respectively.

3. Intangible Assets

Unamortized intangible assets consist of the following (in thousands):

	March 31, 2006 Carrying Amount	December 31, 2005 Carrying Amount
	(unaudited)
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

	Useful Life (years)	March 31, 2006		December 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(unaudited)
Income producing contracts	12	$153,900	$(88,298)	$153,900	$(85,092)
License agreements	20	5,082	(1,779)	5,082	(1,715)
Trademarks	5	15,319	(15,180)	15,304	(15,164)
Non-compete agreements	3-5	—	—	275	(275)
Other	20	10,831	(3,713)	10,831	(3,578)

		$185,132	$(108,970)	$185,392	$(105,824)

Aggregate amortization expense was $3.4 million for the quarters ended March 31, 2006 and 2005, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

Fiscal year ending
2006 (remaining nine months)	$10,255
2007	13,661
2008	13,653
2009	13,641
2010	12,944

4. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	March 31, 2006	December 31, 2005
	(Unaudited)
Accrued interest	$10,502	$8,612
Accrued compensation and benefits	1,570	2,684
Amounts payable to franchisees	2,261	3,204
Licensing royalties	1,392	1,106
Other	5,413	5,775

	$21,138	$21,381

5. Debt

Debt obligations consist of the following (in thousands):

	March 31, 2006	December 31, 2005
	(Unaudited)
Long term debt:
Term Loan – Senior credit facility	$104,213	$104,475
Senior notes	219,354	219,306
Senior subordinated notes	115,000	115,000
Senior discount notes	24,245	24,245
Other	1,838	1,864

Total debt obligations	464,650	464,890
Less current maturities	(1,161)	(1,160)

	$463,489	$463,730

April 2005 Term Loan Facility

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

The New Senior Credit Facility is payable in quarterly installments of 0.25% of the original outstanding balance ($105.0 million) beginning September 2005 until final maturity on April 15, 2008. The New Senior Credit facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of the Company’s tangible and intangible assets and (ii) the capital stock of the Company’s subsidiaries. The non-guarantor subsidiary is minor (as defined by Rule 3-10 of Regulation S-X) and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The New Senior Credit Facility contains a senior secured leverage ratio (the ratio of Senior Secured Debt as of such date of determination to Consolidated EBITDA on a last twelve months (LTM) basis) and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. The Company was in compliance with these covenants as of March 31, 2006.

Indebtedness under the term loan bears interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin of 3.75% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two or three months, as selected by the Company, plus a margin of 4.75%. As of March 31, 2006, the interest rate on the term loan was 9.42%.

Senior Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $220.0 million in principal amount of 10% Senior Notes which mature on February 15, 2009. Interest is payable semi-annually, in arrears, on May 15 and November 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance Corp. and are subordinate to existing and future secured debt and are senior to Muzak LLC’s existing Senior Subordinated Notes. The Senior Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 12). The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After February 15, 2006, the issuers may redeem all or part of the Senior Notes at a redemption price equal to 105.0% of the principal which redemption price declines to 100% of the principal amount in 2008.

Senior Subordinated Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Muzak LLC and Muzak Finance Corp and are subordinated in right of payment to all existing and future Senior Indebtedness of Muzak LLC and Muzak Finance Corp. The indenture governing the Senior Subordinated Notes prohibits Muzak LLC from making certain payments such as dividends and distributions of their capital stock; repurchases or redemptions of their capital stock, and investments (other than permitted investments) unless certain conditions are met by Muzak LLC. The issuers were able to redeem all or part of the Notes as of March 15, 2004. As of March 15, 2006, the issuers may redeem all or part of the Notes at a redemption price equal to 101.646% of the principal which redemption price declines to 100% of the principal amount in 2007.

Senior Discount Notes

The Company together with its wholly owned subsidiary Muzak Holdings Finance Corp. has $24.2 million in principal amount of 13% Senior Discount Notes (the “Senior Discount Notes”) due March 2010. The Senior Discount Notes were fully accreted as of March 15, 2004. From and after March 15, 2004, interest began accruing at a rate of 13% per annum. Interest is payable semi-annually in arrears on each March 15 and September 15 to holders of record of the Senior Discount Notes at the close of business on the immediately preceding March 1 and September 1. Muzak Holdings LLC does not have any operations or assets other than its ownership of Muzak LLC. Accordingly, Muzak Holdings LLC is dependent upon distributions from Muzak LLC in order to pay interest. Muzak LLC’s New Senior Credit Facility, Senior Notes, and Senior Subordinated Notes indentures impose restrictions on its ability to make distributions to Muzak Holdings LLC. The New Senior Credit Facility, the Senior Notes, and Senior Subordinated Notes indentures permit Muzak LLC to make payments and distributions to Muzak Holdings LLC in an amount sufficient to permit Muzak Holdings LLC to make cash interest payments when due, however the senior credit facility requires that certain financial covenant levels be met in order to make such distributions.

Other Debt

Muzak LLC assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, aggregating $1.8 million, bear interest at 9.9% and mature in November 2016. Muzak LLC is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes, which has an outstanding balance of $0.1 million as of March 31, 2006 and bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2006 (remaining nine months)	$872
2007	1,168
2008	102,506
2009	335,144
2010	24,404
Thereafter	1,202

The Annual maturities schedule includes the principal amount of the Senior Notes which mature in 2009.

Total interest paid by the Company on all indebtedness was $9.8 million and $8.7 million for the quarters ended March 31, 2006 and 2005, respectively.

6. Redeemable Preferred Units

The Company was in violation of unit coverage ratio, leverage ratio, and annualized operating cash flow under the Securities Purchase Agreement as of March 31, 2006. The Company has been in default of the unit coverage ratio since June 2003, of leverage ratio since December 31, 2003, and of annualized operating cash flow since June 2004. As a result of the defaults, the preferred units accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio (the ratio of consolidated operating cash flow to the sum of consolidated interest expense plus the aggregate Series A preferred return, as more specifically defined in the Securities Purchase Agreement) and leverage ratio for the foreseeable future. As a result of non-compliance with unit coverage ratio and leverage ratio for four consecutive quarters (a Class B and Class A default under the Securities Purchase Agreement, respectively), two of the three preferred unit holders were each entitled to be designated as either a Class B or Class A Director, although neither party has elected to so designate a Class B or Class A Director. As such, the number of Class B Directors and Class A Directors remains unchanged at five and three directors, respectively. The same two preferred unit holders will each be entitled to designate a Class A Director until such time as the Company complies with the leverage ratio. If the Company is still in default of the unit coverage ratio at the time that the Company complies with the leverage coverage ratio, the same two preferred unit holders would each still be entitled to designate a Class B Director. The foregoing defaults do not result in a cross default under the New Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes.

7. Restructuring Charges

During January 2006, we reorganized our field management structure, including our Operations, Sales and Customer Service departments. This move was designed to improve our technician productivity and increase our responsiveness to our customer’s needs and requests. As part of this reorganization, the Senior Vice President of Customer Service and the Executive Vice President of Sales, Product and Marketing resigned. The job responsibilities of these individuals will now be managed by the Senior Vice President of Operations. The Company created seven Regional Vice President positions that will be directly responsible for the operations, sales and customer service responsibilities of their respective regions. We recorded a restructuring charge of $0.3 million in the first quarter of 2006, for severance and related costs.

In June 2005, the Company implemented a revised business plan which entailed streamlining the size of its sales force in order to achieve more moderate growth. This revised business plan seeks to reduce the number of annual new client location additions. This revised plan contributed to our ability to generate modest positive operating cash flow after debt service obligation in the fourth quarter of 2005 and the first quarter of 2006. While there can be no assurances, we expect that the associated decrease in capital investments under the revised business plan will continue to contribute towards our goal of generating positive operating cash flow after debt service obligations.

Following is a summary of the accrued liability for the restructuring charges (in thousands):

	Employee Severance	Lease Impairment Costs	Total
Accrued liability as of December 31, 2005	$177	$657	$834
Charges	339	—	339
Cash payments	(200)	(44)	(244)

Accrued liability as of March 31, 2006	$316	$613	$929

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

The Company expects to pay the majority of the remaining severance costs by the end of the fourth quarter of 2006 and will pay the charges relating to field office leases over the remaining terms of the leases principally through December 2013.

8. Muzak Holdings Finance Corp. and Muzak Finance Corp.

Muzak Holdings Finance Corp. and Muzak Finance Corp. had no operating activities during the quarters ended March 31, 2006 and 2005.

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

Litigation

Muzak and the Company are co-defendants in a lawsuit filed in the U.S. District Court, Northern District of Illinois, Eastern Division, by Sound of Music, Ltd., a former franchisee of Muzak. Sound of Music, Ltd. is asserting claims against Muzak and the Company for violation of Federal securities laws, breach of contract and common law fraud. The case has arisen as a result of Sound of Music, Ltd.’s sale of substantially all of its MUZAK® related assets to Muzak and the Company in 2001. Sound of Music, Ltd. commenced this lawsuit more than three years after the parties consummated the purchase and sale transaction and now contends that it did not receive the total consideration promised and that the value of certain Class A units of the Company received in consideration for the assets was misrepresented. Sound of Music, Ltd. is seeking damages in excess of $1 million. While we are unable to predict the outcome of this case, we contend that Sound of Music, Ltd.’s assertions, claims, and allegations against Muzak and the Company are without merit, and we are vigorously contesting the same. We filed our answer to the complaint on March 16, 2006 and discovery has commenced.

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

We are the subject of, or a party to, various other proceedings in the ordinary course of our business. Management believes that such proceedings are routine in nature and incidental to the conduct of our business, and that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on our consolidated financial condition or results of operations.

Other Commitments

As of March 31, 2006, the Company has approximately $13.1 million in outstanding capital expenditure commitments covering a five-year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

10. Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the quarters ended March 31, 2006 and 2005 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Notes and Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Notes and Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Notes and Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Notes and Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

Condensed Consolidating Balance sheets as of March 31, 2006

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$16,984	$—	$—	$—	$16,984
Restricted Cash	—	737	—	—	—	737
Accounts receivable, net	—	21,325	—	564	—	21,889
Inventories	—	16,558	—	—	—	16,558
Prepaid expenses and other assets	—	4,958	—	—	—	4,958

Total current assets	—	60,562	—	564	—	61,126
Restricted Cash	—	982	—	—	—	982
Property and equipment, net	—	90,601	—	37	—	90,638
Intangible assets, net	—	196,450	—	20,517	—	216,967
Deposits and other assets, net	316	48,069	4,737	6	(4,737)	48,391
Advances in/due from subsidiary	—	4,727	—	4,117	(8,844)	—
Investment in Subsidiary	(59,160)	21,004	—	—	38,156	—

Total assets	$(58,844)	$422,395	$4,737	$25,241	$24,575	$418,104

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$5,600	$—	$112	$—	$5,712
Accrued expenses (see Note 4)	132	19,820	8,723	1,186	(8,723)	21,138
Current maturities of long term debt	—	1,050	—	111	—	1,161
Current portion of other liabilities	—	2,620	—	—	—	2,620
Advance billings	—	2,846	—	—	—	2,846

Total current liabilities	132	31,936	8,723	1,409	(8,723)	33,477
Long-term debt, net of current portion	24,245	437,516	334,354	1,728	(334,354)	463,489
Other liabilities, net of current portion	—	7,986	—	1,100	—	9,086
Advances in/due from subsidiary	4,727	4,117	39,034	—	(47,878)	—
Redeemable Preferred Stock	193,865	—	—	—	—	193,865
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficit/Shareholder equity	(289,601)	(59,160)	(377,374)	21,004	415,530	(289,601)

Total liabilities and members’ deficit	$(58,844)	$422,395	$4,737	$25,241	$24,575	$418,104

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$46,362	$—	$1,130	$—	$47,492
Equipment and related services	—	11,957	—	—	—	11,957

	—	58,319	—	1,130	—	59,449

Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	10,685	—	384	—	11,069
Equipment and related services	—	13,432	—	—	—	13,432

	—	24,117	—	384	—	24,501

Selling, general & administrative	—	20,486	—	200	—	20,686
Management Fee	—	(226)	—	226	—	—
Depreciation & amortization expense	—	12,742	—	400	—	13,142

Income (Loss) from Operations	—	1,200	—	(80)	—	1,120
Other income (expense)
Interest expense	(815)	(11,597)	(8,803)	(28)	8,803	(12,440)
Other, net	—	143	—	(1)	—	142
Equity in earnings of subsidiaries**	(10,283)	(29)	—	—	10,312	—

Loss before income taxes	(11,098)	(10,283)	(8,803)	(109)	19,115	(11,178)
Income tax benefit	—	—	—	(80)	—	(80)

Net loss	$(11,098)	$(10,283)	$(8,803)	$(29)	$19,115	$(11,098)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(763)	$8,587	$—	$1,798	$—	$9,622

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	43	—	—	—	43
Capital expenditures (for property, plant & equipment and intangibles)	—	(7,855)	—	—	—	(7,855)

Net cash used in investing activities	—	(7,812)	—	—	—	(7,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to collateralize letters of credit	—	(16)	—	—	—	(16)
Repayment of term loan	—	(262)	—	—	—	(262)
Repayment of capital lease obligations and other debt	—	(461)	—	(101)	—	(562)
Advances to/from subsidiaries	763	934	—	(1,697)	—	—

Net cash used in financing activities	763	195	—	(1,798)	—	840

NET INCREASE IN CASH	—	970	—	—	—	970
CASH, BEGINNING OF PERIOD	—	16,014	—	—	—	16,014

CASH, END OF PERIOD	$—	$16,984	$—	$—	$—	$16,984

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Balance sheets as of December 31, 2005

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$16,014	$—	$—	$—	$16,014
Restricted cash	—	721	—	—	—	721
Accounts receivable, net	—	23,809	—	564	—	24,373
Inventories	—	16,706	—	—	—	16,706
Prepaid expenses and other assets	—	4,515	—	—	—	4,515

Total current assets	—	61,765	—	564	—	62,329
Restricted cash	—	982	—		—	982
Property and equipment, net	—	93,045	—	61	—	93,106
Intangible assets, net	—	199,480	—	20,893	—	220,373
Deferred charges and other assets, net	343	50,928	5,156	7	(5,156)	51,278
Advances in/due from subsidiaries	—	3,152	—	3,853	(7,005)	—
Investment in subsidiary	(48,877)	21,033	—	—	27,844	—

Total assets	$(48,534)	$430,385	$5,156	$25,378	$15,683	$428,068

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	$—	$5,580	$—	$143	$—	$5,723
Accrued expenses (see Note 4)	919	19,333	6,062	1,129	(6,062)	21,381
Current maturities of long term debt	—	1,050	—	110	—	1,160
Current portion of other liabilities	—	2,807	—	—	—	2,807
Advance billings	—	1,022	—	—	—	1,022

Total current liabilities	919	29,792	6,062	1,382	(6,062)	32,093
Long-term debt, net of current portion	24,245	437,730	334,309	1,755	(334,309)	463,730
Other liabilities, net of current portion	—	7,887	—	1,208	—	9,095
Advances in/due from subsidiaries	3,152	3,853	33,356	—	(40,361)
Redeemable Preferred units	185,579	—	—	—	—	185,579
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficiency/Shareholder equity	(270,217)	(48,877)	(368,571)	21,033	396,415	(270,217)

Total liabilities and members’ deficiency	$(48,534)	$430,385	$5,156	$25,378	$15,683	$428,068

*	Also includes non-guarantor which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X. “minor”

Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2005

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$45,581	$—	$1,250	$—	$46,831
Equipment and related services	—	14,093	—	—	—	14,093

	—	59,674	—	1,250	—	60,924

Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	9,672	—	407	—	10,079
Equipment and related services	—	13,576	—	—	—	13,576

	—	23,248	—	407	—	23,655

Selling, general & administrative	—	22,799	—	222	—	23,021
Management Fee	—	(250)	—	250	—	—
Depreciation & amortization expense	—	13,837	—	494	—	14,331

Income (Loss) from Operations	—	40	—	(123)	—	(83)
Other income (expense)
Interest expense	(815)	(10,538)	(8,339)	(47)	8,339	(11,400)
Other, net	—	(10)	—	(2)	—	(12)
Equity in earnings of subsidiaries**	(10,628)	(120)	—	—	10,748	—

Loss before income taxes	(11,443)	(10,628)	(8,339)	(172)	19,087	(11,495)
Income tax benefit	—	—	—	(52)	—	(52)

Net loss	$(11,443)	$(10,628)	$(8,339)	$(120)	$19,087	$(11,443)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2005

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(759)	$4,373	$—	$476	$—	$4,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	44	—	—	—	44
Capital expenditures (for property, plant & equipment and intangibles)	—	(10,135)	—	—	—	(10,135)

Net cash used in investing activities	—	(10,091)	—	—	—	(10,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	608	—	—	—	608
Borrowings under revolving credit loan	—	8,500	—	—	—	8,500
Repayment of capital lease obligations and other debt	—	(677)	—	(25)	—	(702)
Advances to/from subsidiaries	759	(308)	—	(451)	—	—

Net cash used in financing activities	759	8,123	—	(476)	—	8,406

NET INCREASE IN CASH	—	2,405	—	—	—	2,405
CASH, BEGINNING OF PERIOD	—	421	—	—	—	421

CASH, END OF PERIOD	$—	$2,826	$—	$—	$—	$2,826

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains statements which, to the extent they are not historical facts (such as when we describe what we “believe,” “expect,” or “anticipate” will occur), constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Safe Harbor Acts”). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts. Forward-looking statements are based on management’s beliefs, assumptions, and expectations of the Company’s future economic performance taking into account information currently available to management.

Recent Developments

In January 2006, our Board of Directors approved the implementation of an enterprise resource planning (“ERP”) system to enhance operating efficiencies and provide more effective management of our business operations. The implementation began in April 2006. Management anticipates placing the application into service during Q2 2007. The implementation project is projected to require cash outlays of $2.4 million and $0.7 million in 2006 and 2007, respectively.

As a result of the new ERP operating system, the existing operating system will have a revised useful life that is anticipated to end in June 2007. The existing operating system had a net book value of $0.6 million as of December 31, 2005. The revision of the useful life will result in an anticipated increase/(decrease) of depreciation expense of $0.2 million, $0 million, ($0.1 million) for 2006, 2007, and 2008, respectively.

During January 2006, we reorganized our field management structure, including our Operations, Sales and Customer Service departments. This move was designed to improve our technician productivity and increase our responsiveness to our customer’s needs and requests. As part of this reorganization, the Senior Vice President of Customer Service and the Executive Vice President of Sales, Product and Marketing resigned. The job responsibilities of these individuals will now be managed by the Senior Vice President of Operations. The Company created seven Regional Vice President positions that will be directly responsible for the operations, sales and customer service responsibilities of their respective regions. We recorded a restructuring charge of $0.3 million in the first quarter of 2006, for severance and related costs.

Results of Operations

Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The following discussions should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Net Revenues. Revenues were $59.4 million and $60.9 million for the quarters ended March 31, 2006 and 2005, respectively, a decrease of 2.5%. Music and other business services revenue increased $0.7 million, or 1.4% in 2006 as compared to the quarter ended March 31, 2005. This increase is due to an increase in pricing, including annual rate increases, and additional services sold to existing clients, offset in part by a decline in the number of client locations. During the twelve months ended March 31, 2006, our cancellations exceeded our client gross additions by 1,400 clients. The overall reduction was driven by a net reduction of 3,100 Audio Architecture locations, offset by net increases of 700 Voice and 1,000 Other locations. Other locations included, such products as, Commercial TV and Drive Thru maintenance.

Equipment and related services revenue decreased 15.2% or $2.1 million in 2006 as compared to the quarter ended March 31, 2005. The decrease is primarily due to lower equipment sales. The decrease is consistent with the revised business plan implemented on June 24, 2005.

Cost of Revenues. Cost of revenues was $24.5 million and $23.7 million for the quarters ended March 31, 2006 and 2005, respectively, an increase of 3.6%. Total cost of revenues as a percentage of revenues was 41.2% and 38.8% for the quarters ended March 31, 2006 and 2005, respectively. Costs of music and other business services revenue as a percentage of music and other business services revenue was 23.3% and 21.5% for the quarters ended March 31, 2006 and 2005, respectively. The increase in cost of music revenue is primarily due to an increase in amounts owed to licensors as a result of more clients opting to receive our service via on-premise device and increases in costs for our commercial television product offering.

Costs of equipment and related services revenue as a percentage of equipment and related services revenue was 112.3% and 96.3% for the quarters ended March 31, 2006 and 2005, respectively. In addition to equipment costs, these costs include salary, payroll taxes, and employee benefit related costs associated with our field install and service technicians as well as the management and centralized staff that supervises and schedule such technicians. Additionally, these costs also include the warehouse and purchasing functions and vehicle related expenses. The most recent quarter represents the first period of the reduced installation activity levels contemplated in our revised business plan. In order to replicate our Q1 2005 margin levels, productivity improvements will be necessary to fully absorb the fixed cost management infrastructure. Our field realignment announced and implemented in January 2006 was designed to generate productivity improvements. While we saw certain benefits in the latter part of Q1 2006, the full benefit of this realignment was not realized during the period.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $20.7 million and $23.0 million for the quarters ended March 31, 2006 and 2005, respectively, a decrease of $2.3 million, or 11.1%. Amortization of deferred subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses was $4.0 million and $4.5 million for the quarters ended March 31, 2006 and 2005, respectively. This $0.5 million decrease is consistent with the lower installation levels experienced in the quarter ended March 31, 2006 as compared to previous years. The remaining $1.7 decrease in other selling, general, and administrative expenses is primarily due to (i) $1.0 million charge relating to the settlement with DMX Music, Inc. and $0.6 million related legal expenses during the quarter ended March 31, 2005 and (ii) a $0.5 million decrease in bad debt expense. These decreases of $2.1 million were offset by a $0.4 million dollar increase in consulting as a result of the FTI consulting agreement.

Depreciation and amortization expenses. Depreciation and amortization was $13.1 million and $14.3 million for the quarters ended March 31, 2006 and 2005, respectively, a decrease of 8.4%. Depreciation expense decreased $1.2 million due to certain subscriber investments and other fixed assets becoming fully amortized in 2005, along with the lower levels of subscriber investments as a result of lower installations. Amortization expense remained flat at $3.4 million in 2006.

Interest expense. Interest expense increased $1.0 million to $12.4 million for the quarter ended March 31, 2006. The increase is due to higher overall indebtedness. In addition, an increase in overall interest rates has resulted in an increase in interest expense as our New Senior Credit facility bears interest at LIBOR plus a margin of 4.75%. Interest income generated on the outstanding cash balance is reflected in other income. Interest income was $0.1 million and $0.0 million for quarters ending March 31 2006 and 2005, respectively.

Income tax provision. Income tax benefit was $80 thousand and $52 thousand for the quarters ended March 31, 2006 and 2005, respectively, an increase of 53%. Although the Company is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are taxable corporations. The income tax benefit relates to these corporate subsidiaries.

Net Loss. The combined effect of the foregoing resulted in a net loss of $11.1 million for the quarter ended March 31, 2006, compared to a net loss of $11.4 million for the comparable 2005 period.

Liquidity and Capital Resources

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

The following table provides reconciliation from net income to EBITDA pursuant to the Notes.

	Quarter ended March 31, 2006		Quarter Ended March 31, 2005
Net loss	$(11,098)		$(11,443)
Interest Expense	12,440		11,400
Income Tax Benefit	(80)		(52)
Depreciation and amortization	13,142		14,331
Non-cash impairment charges	571		207

EBITDA pursuant to Notes	$14,975		$14,443

Consolidated Leverage Ratio for the Company	7.08	x	7.57	x
Consolidated Leverage Ratio for Muzak	7.49	x	7.15	x

Non-cash impairment charges reflect the write-off of capitalized installation labor upon client contract terminations.

Our principal sources of funds have historically been cash generated from operations and borrowings under the senior credit facility, which was fully repaid and terminated in April 2005. Cash was primarily used during the first quarter of 2006 to make investments in new client locations and to make interest payments on our indebtedness. Cash flows provided by operations were $9.6 million and $4.1 million, cash flows used in investing activities were $7.8 million and $10.1 million, and cash flows provided by (used in) financing activities were ($0.8) million and $8.4 million in the quarters ended March 31, 2006 and 2005, respectively.

Working capital (including the change in book overdraft) was a net source of $3.9 million in 2006 as compared to a net use of $0.2 million in 2005. Accounts receivable and inventory balances resulted in a source of $2.5 million in the first quarter of 2006 and 2005. However, during the first quarter of 2005, the Company made incremental payments covering the period July 1, 2004 - December 31, 2004 under its new BMI agreement of approximately $1.6 million. Also, during the first quarter of 2005, the Company made $3.0 million of payments to BMI for the first and second quarters licensing royalties. In addition, the Company made a payment to ASCAP for settlement of all claims for open audit periods prior to January 1, 2005.

The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the quarter ended March 31, 2006, our total initial investment in new client locations was $7.9 million, which was comprised of equipment and installation costs attributable to new client locations of $5.6 million and $2.2 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

We also invested $1.8 million in system upgrades, furniture and fixtures, and computers to be used at our headquarters. Approximately $0.9 million of this investment relates to a payment made for our new ERP system that was approved in January 2006. Our investment to replenish the equipment exchange pool relating to our drive-thru systems client locations was $0.4 million during the first quarter of 2006.

Our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest payments on our indebtedness. The following table summarizes contractual obligations and commitments as of May 12, 2006 (in thousands).

	Payments due by Period
	Remaining 9 months 2006	2007	2008	2009	2010	After 2010	Total
Long-term debt	$872	$1,168	$102,506	$335,144	$24,404	$1,202	$465,296
Interest	37,195	46,948	39,629	14,474	1,705	360	140,311
Capital lease obligations	1,339	1,185	259	10	—	—	2,793
Operating leases	6,608	8,530	8,010	7,675	6,829	23,475	61,127
Unconditional purchase obligations	3,289	1,214	2,100	2,100	2,100	2,319	13,122

Total Contractual Cash Obligations	$49,303	$59,045	$152,504	$359,403	$35,038	$27,356	$682,649

We currently expect that our primary source of funds will be cash flows from operations and current cash balances. Total cash balance, including restricted cash of $1.7 million, was approximately $23.0 million as of May 11, 2006. The Company believes that its cash flow from operations, combined with its cash balances on hand will be sufficient to fund its growth in new client locations and debt service for at least the next twelve months.

Overall, the Company’s business plan anticipates reduced growth in new client locations and operational and administrative improvements. Given that the Company no longer has a revolving credit facility, if it requires cash in excess of amounts on hand, it may be required, among other things, to incur additional indebtedness, enter into other financing transactions, defer business opportunities, reduce its expenses, or sell assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period ended March 31, 2006, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K for the year ended December 31, 2005.

Item 4. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were effective as of March 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There have been no changes during the first-quarter 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting as previous disclosed in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings.

There have been no material developments in legal proceedings involving the Company since those reported in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005.

ITEM 1A. Risk Factors

Risk factors which could cause actual results to differ materially from those suggested in any forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and in our Annual Report on Form 10-K for 2005, including those factors set forth in Part I, Item 1A of such report. There have been no material changes in the risk factors previously disclosed in our 2005 Annual Report on Form 10-K.

ITEM 6. Exhibits.

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

MUZAK HOLDINGS LLC MUZAK HOLDINGS FINANCE CORP.

	By:	/s/ Gregory F. Rayburn
Date: May 12, 2006		Gregory F. Rayburn Chief Executive Officer (Principal Executive Officer)

	By:	/s/ STEPHEN P. VILLA
Date: May 12, 2006		Stephen P. Villa Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)