Form 10-Q
period 2006-06-30
MUZAK HOLDINGS LLC; MUZAK HOLDINGS FINANCE CORP
filed 2006-08-14
CIK 1085320, 1085319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Muzak Holdings Finance Corp. and Muzak Finance Corp. meet the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2006	December 31, 2005 (1)
ASSETS
Current assets:
Cash	$17,661	$16,014
Restricted cash	744	721
Accounts receivable, net of allowances of $2,307 and $3,410	21,029	24,373
Inventories	15,578	16,706
Prepaid expenses and other assets	4,757	4,515

Total current assets	59,769	62,329
Restricted cash	982	982
Property and equipment, net	87,791	93,106
Goodwill	140,805	140,805
Intangible assets, net	72,757	79,568
Deferred subscriber acquisition costs, net	38,466	42,123
Deferred charges and other assets, net	7,348	9,155

Total assets	$407,918	$428,068

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$4,964	$5,723
Accrued expenses (see Note 4)	22,071	21,381
Current maturities of long term debt	1,173	1,160
Current portion of other liabilities	2,702	2,807
Advance billings	1,801	1,022

Total current liabilities	32,711	32,093
Long-term debt, net of current portion	463,316	463,730
Other liabilities, net of current portion	9,231	9,095
Commitments and contingencies
Redeemable preferred units	202,583	185,579
Redeemable purchased Class A units	7,788	7,788
Members’ deficit:
Class A units	16,008	33,012
Accumulated deficit	(323,719)	(303,229)

Total members’ deficit	(307,711)	(270,217)

Total liabilities and members’ deficit	$407,918	$428,068

(1)	The year end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Quarter Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net Revenues:
Music and other business services	$47,172	$46,948	$94,664	$93,779
Equipment and related services	14,321	13,916	26,278	28,009

	61,493	60,864	120,942	121,788
Cost of revenues:
Music and other business services (excluding $8,809, 9,620, 17,824 and $19,672 of depreciation and amortization expense).	11,251	10,388	22,320	20,467
Equipment and related services	14,227	13,450	27,659	27,026

	25,478	23,838	49,979	47,493

Selling, general and administrative expenses	20,525	24,863	41,211	47,884
Depreciation and amortization expense	12,751	13,709	25,893	28,040

Income (loss) from operations	2,739	(1,546)	3,859	(1,629)
Other income (expense):
Interest expense	(12,587)	(12,136)	(25,027)	(23,536)
Loss from extinguishment of debt, net	—	(2,735)	—	(2,735)
Other, net	372	122	514	110

Loss before income taxes	(9,476)	(16,295)	(20,654)	(27,790)
Income tax benefit	(84)	(16)	(164)	(68)

Net loss	(9,392)	(16,279)	(20,490)	(27,722)
Preferred return on redeemable preferred units	(8,718)	(7,382)	(17,004)	(14,398)

Net loss attributable to common unit holders	$(18,110)	$(23,661)	$(37,494)	$(42,120)

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,490)	$(27,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from extinguishment of debt	—	2,735
Gain on disposal of fixed assets	(30)	(44)
Impairment of capitalized labor	964	729
Note receivable impairment charges	—	1,666
Deferred income tax benefit	(221)	(144)
Depreciation and amortization	25,893	28,040
Amortization of senior discount, senior notes, and deferred financing fees	1,477	1,527
Amortization of deferred subscriber acquisition costs	8,226	8,975
Deferred subscriber acquisition costs	(4,569)	(7,167)
Change in unearned installment income	898	162
Change in certain assets and liabilities
Accounts receivable	3,344	4,660
Inventory	1,128	(878)
Accounts payable	(759)	4,292
Accrued expenses	690	(6,441)
Advance billings	779	451
Other, net	23	528

Net cash provided by operating activities	17,353	11,369

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property and equipment	(14,134)	(19,555)
Capital expenditures for intangibles	(30)	(24)
Proceeds from sale of fixed assets	46	44

Net cash used in investing activities	(14,118)	(19,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in book overdrafts	—	(375)
Restricted cash used to collateralize letters of credit	(23)	(1,764)
Borrowings under revolver	—	8,500
Repayment of revolver	—	(42,500)
Proceeds from term loan	—	105,000
Repayment of term loan	(525)	(35,000)
Payment of financing fees	—	(2,591)
Repayments of capital lease obligations and other debt	(1,040)	(1,419)

Net cash provided by (used in) financing activities	(1,588)	29,851

NET INCREASE IN CASH	1,647	21,685
CASH, BEGINNING OF PERIOD	16,014	421

CASH, END OF PERIOD	$17,661	$22,106

Supplemental information; non-cash activities

Capital Lease Obligations	$319	$317

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

MEMBERS’ DEFICIT

(Unaudited)

(In thousands, except for units)

	Class A		Class B		Accumulated Deficit	Total Members’ Deficit
	Units	Dollars	Units	Dollars
Balances, December 31, 2005	125,164	$33,012	11,853	$—	$(303,229)	$(270,217)

Net loss (1)					(20,490)	(20,490)
Preferred return on preferred units		(17,004)				(17,004)
Repurchase of units			(35)

Balances, June 30, 2006	125,164	$16,008	11,818	$—	$(323,719)	$(307,711)

(1)	Comprehensive loss equals net loss

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

As of June 30, 2006, ABRY Partners, LLC and its respective affiliates, collectively own 64.2% of the beneficial interests in the Company’s voting interests.

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

The financial statements as of June 30, 2006 and the financial statements for the three and six months ended June 30, 2006 and 2005 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary to state fairly the financial information included herein. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

2. Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life (years)	June 30, 2006	December 31, 2005
Equipment provided to subscribers	5	$200,017	$194,180
Capitalized installation labor	5	63,578	97,685
Equipment and vehicles	3-7	53,596	40,423
Other	5-30	11,636	21,073

		328,827	353,361
Less accumulated depreciation		(241,036)	(260,255)

		$87,791	$93,106

Included in equipment and vehicles and other at June 30, 2006 and December 31, 2005 is $17.7 million and $17.9 million, respectively of equipment under capital leases. Accumulated depreciation associated with the equipment under capital leases is $15.2 million and $14.7 million at June 30, 2006 and December 31, 2005, respectively. Depreciation of property and equipment was $9.3 million and $19.0 million for the quarter and six months ended June 30, 2006, respectively. Depreciation of property and equipment was $10.3 million and $21.2 million for the quarter and six months ended June 30, 2005, respectively.

3. Intangible Assets

Unamortized intangible assets consist of the following (in thousands):

	June 30, 2006 Carrying Amount	December 31, 2005 Carrying Amount
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

	Useful Life (years)	June 30, 2006		December 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Income producing contracts	12	$153,900	$(91,503)	$153,900	$(85,092)
License agreements	20	5,082	(1,842)	5,082	(1,715)
Trademarks	5	15,333	(15,196)	15,304	(15,164)
Non-compete agreements	3-5	275	(275)	275	(275)
Other	20	10,831	(3,848)	10,831	(3,578)

		$185,421	$(112,664)	$185,392	$(105,824)

Aggregate amortization expense was $3.4 and $6.8 million for the quarters and six months ended June 30, 2006 and 2005, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

Fiscal year ending
2006 (remaining six months)	$6,837
2007	13,664
2008	13,656
2009	13,644
2010	12,947

4. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	June 30, 2006	December 31, 2005
Accrued interest	$8,818	$8,612
Accrued compensation and benefits	2,875	2,684
Amounts payable to franchisees	2,460	3,204
Licensing royalties	1,969	1,106
Other	5,949	5,775

	$22,071	$21,381

5. Debt

Debt obligations consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Long term debt:
Term Loan – Senior credit facility	$103,950	$104,475
Senior notes	219,403	219,306
Senior subordinated notes	115,000	115,000
Senior discount notes	24,245	24,245
Other	1,891	1,864

Total debt obligations	464,489	464,890
Less current maturities	(1,173)	(1,160)

	$463,316	$463,730

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

The New Senior Credit Facility is payable in quarterly installments of 0.25% of the original outstanding balance ($105.0 million) beginning September 2005 until final maturity on April 15, 2008. The New Senior Credit facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of the Company’s tangible and intangible assets and (ii) the capital stock of the Company’s subsidiaries. The non-guarantor subsidiary is minor (as defined by Rule 3-10 of Regulation S-X) and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The New Senior Credit Facility contains a senior secured leverage ratio (the ratio of Senior Secured Debt as of such date of determination to Consolidated EBITDA on a last twelve months (LTM) basis) and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. The Company was in compliance with these covenants as of June 30, 2006.

Indebtedness under the term loan bears interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin of 3.75% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two or three months, as selected by the Company, plus a margin of 4.75%. As of June 30, 2006, the interest rate on the term loan was 9.88%.

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

Other Debt

Muzak LLC assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, aggregating $1.8 million, bear interest at 9.9% and mature in November 2016. Muzak LLC is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes, which has an outstanding balance of $37 thousand as of June 30, 2006 and bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2006 (remaining six months)	$585
2007	1,178
2008	102,516
2009	335,156
2010	24,417
Thereafter	1,234

The Annual maturities schedule includes the principal amount of the Senior Notes which mature in 2009.

Total interest paid by the Company on all indebtedness was $13.5 million and $23.3 million for the quarter and six months ended June 30, 2006, respectively. Total interest paid by the Company on all indebtedness was $12.4 million and $21.1 million for the quarter and six months ended June 30, 2005, respectively.

6. Redeemable Preferred Units

The Company was in violation of unit coverage ratio, leverage ratio, and annualized operating cash flow under the Securities Purchase Agreement as of June 30, 2006. The Company has been in default of the unit coverage ratio since June 2003, of leverage ratio since December 31, 2003, and of annualized operating cash flow since June 2004. As a result of the defaults, the preferred units accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio (the ratio of consolidated operating cash flow to the sum of consolidated interest expense plus the aggregate Series A preferred return, as more specifically defined in the Securities Purchase Agreement) and leverage ratio for the foreseeable future. As a result of non-compliance with unit coverage ratio and leverage ratio for four consecutive quarters (a Class B and Class A default under the Securities Purchase Agreement, respectively), two of the three preferred unit holders were each entitled to be designated as either a Class B or Class A Director, although neither party has elected to so designate a Class B or Class A Director. As such, the number of Class B Directors and Class A Directors remains unchanged at five and three directors, respectively. The same two preferred unit holders will each be entitled to designate a Class A Director until such time as the Company complies with the leverage ratio. If the Company is still in default of the unit coverage ratio at the time that the Company complies with the leverage coverage ratio, the same two preferred unit holders would each still be entitled to designate a Class B Director. The foregoing defaults do not result in a cross default under the New Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes.

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

Following is a summary of the accrued liability for the restructuring charges (in thousands):

	Employee Severance	Lease Impairment Costs	Total
Accrued liability as of December 31, 2005	$177	$657	$834
Charges	339	—	339
Cash payments	(401)	(82)	(483)

Accrued liability as of June 30, 2006	$115	$575	$690

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

8. Muzak Holdings Finance Corp. and Muzak Finance Corp.

Muzak Holdings Finance Corp. and Muzak Finance Corp. had no operating activities during the quarters and six months ended June 30, 2006 and 2005.

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

Other Commitments

As of June 30, 2006, the Company has approximately $12.0 million in outstanding capital expenditure commitments covering a five-year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

10. Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the quarters and six months ended June 30, 2006 and 2005 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Notes and Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Notes and Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Notes and Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Notes and Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

Condensed Consolidating Balance sheets as of June 30, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$17,661	$—	$—	$—	$17,661
Restricted Cash	—	744	—	—	—	744
Accounts receivable, net	—	20,465	—	564	—	21,029
Inventories	—	15,578	—	—	—	15,578
Prepaid expenses and other assets	—	4,757	—	—	—	4,757

Total current assets	—	59,205	—	564	—	59,769
Restricted Cash	—	982	—	—	—	982
Property and equipment, net	—	87,778	—	13	—	87,791
Intangible assets, net	—	193,421	—	20,141	—	213,562
Deposits and other assets, net	289	45,516	4,321	9	(4,321)	45,814
Advances in/due from subsidiary	—	4,727	—	4,408	(9,135)	—
Investment in Subsidiary	(67,737)	20,994	—	—	46,743	—

Total assets	$(67,448)	$412,623	$4,321	$25,135	$33,287	$407,918

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$4,850	$—	$114	$—	$4,964
Accrued expenses (see Note 4)	920	19,920	6,062	1,231	(6,062)	22,071
Current maturities of long term debt	—	1,062	—	111	—	1,173
Current portion of other liabilities	—	2,702	—	—	—	2,702
Advance billings	—	1,801	—	—	—	1,801

Total current liabilities	920	30,335	6,062	1,456	(6,062)	32,711
Long-term debt, net of current portion	24,245	437,370	334,403	1,701	(334,403)	463,316
Other liabilities, net of current portion	—	8,247	—	984	—	9,231
Advances in/due from subsidiary	4,727	4,408	50,034	—	(59,169)	—
Redeemable Preferred Stock	202,583	—	—	—	—	202,583
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficit/Shareholder equity	(307,711)	(67,737)	(386,178)	20,994	432,921	(307,711)

Total liabilities and members’ deficit	$(67,448)	$412,623	$4,321	$25,135	$33,287	$407,918

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Statements of Operations for the Three Months Ended June 30, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$46,070	$—	$1,102	$—	$47,172
Equipment and related services	—	14,321	—	—	—	14,321

	—	60,391	—	1,102	—	61,493
Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	10,879	—	372	—	11,251
Equipment and related services	—	14,227	—	—	—	14,227

	—	25,106	—	372	—	25,478

Selling, general & administrative	—	20,331	—	194	—	20,525
Management Fee	—	(220)	—	220	—	—
Depreciation & amortization expense	—	12,351	—	400	—	12,751

Income (Loss) from Operations	—	2,823	—	(84)	—	2,739
Other income (expense)
Interest expense	(815)	(11,762)	(8,804)	(10)	8,804	(12,587)
Other, net	—	372	—	—	—	372
Equity in earnings of subsidiaries**	(8,577)	(10)	—	—	8,587	—

Loss before income taxes	(9,392)	(8,577)	(8,804)	(94)	17,391	(9,476)
Income tax benefit	—	—	—	(84)	—	(84)

Net loss	$(9,392)	$(8,577)	$(8,804)	$(10)	$17,391	$(9,392)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$92,432	$—	$2,232	$—	$94,664
Equipment and related services	—	26,278	—	—	—	26,278

	—	118,710	—	2,232	—	120,942
Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	21,564	—	756	—	22,320
Equipment and related services	—	27,659	—	—	—	27,659

	—	49,223	—	756	—	49,979

Selling, general & administrative	—	40,817	—	394	—	41,211
Management Fee	—	(446)	—	446	—	—
Depreciation & amortization expense	—	25,093	—	800	—	25,893

Income (Loss) from Operations	—	4,023	—	(164)	—	3,859
Other income (expense)
Interest expense	(1,630)	(23,359)	(17,607)	(38)	17,607	(25,027)
Other, net	—	515	—	(1)	—	514
Equity in earnings of subsidiaries**	(18,860)	(39)	—	—	18,899	—

Loss before income taxes	(20,490)	(18,860)	(17,607)	(203)	36,506	(20,654)
Income tax benefit	—	—	—	(164)	—	(164)

Net loss	$(20,490)	$(18,860)	$(17,607)	$(39)	$36,506	$(20,490)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$50	$15,268	$—	$2,035	$—	$17,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	46	—	—	—	46
Capital expenditures (for property, plant & equipment and intangibles)	—	(14,164)	—	—	—	(14,164)

Net cash used in investing activities	—	(14,118)	—	—	—	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to collateralize letters of credit	—	(23)	—	—	—	(23)
Repayment of term loan	—	(525)	—	—	—	(525)
Repayment of capital lease obligations and other debt	—	(987)	—	(53)	—	(1,040)
Advances to/from subsidiaries	(50)	2,032	—	(1,982)	—	—

Net cash used in/(provided by) financing activities	(50)	497	—	(2,035)	—	(1,588)

NET INCREASE IN CASH	—	1,647	—	—	—	1,647
CASH, BEGINNING OF PERIOD	—	16,014	—	—	—	16,014

CASH, END OF PERIOD	$—	$17,661	$—	$—	$—	$17,661

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Balance sheets as of December 31, 2005

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co- issuer)	Muzak Finance Corp (Co- issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$16,014	$—	$—	$—	$16,014
Restricted cash	—	721	—	—	—	721
Accounts receivable, net	—	23,809	—	564	—	24,373
Inventories	—	16,706	—	—	—	16,706
Prepaid expenses and other assets	—	4,515	—	—	—	4,515

Total current assets	—	61,765	—	564	—	62,329
Restricted cash	—	982	—		—	982
Property and equipment, net	—	93,045	—	61	—	93,106
Intangible assets, net	—	199,480	—	20,893	—	220,373
Deferred charges and other assets, net	343	50,928	5,156	7	(5,156)	51,278
Advances in/due from subsidiaries	—	3,152	—	3,853	(7,005)	—
Investment in subsidiary	(48,877)	21,033	—	—	27,844	—

Total assets	$(48,534)	$430,385	$5,156	$25,378	$15,683	$428,068

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	$—	$5,580	$—	$143	$—	$5,723
Accrued expenses (see Note 4)	919	19,333	6,062	1,129	(6,062)	21,381
Current maturities of long term debt	—	1,050	—	110	—	1,160
Current portion of other liabilities	—	2,807	—	—	—	2,807
Advance billings	—	1,022	—	—	—	1,022

Total current liabilities	919	29,792	6,062	1,382	(6,062)	32,093
Long-term debt, net of current portion	24,245	437,730	334,309	1,755	(334,309)	463,730
Other liabilities, net of current portion	—	7,887	—	1,208	—	9,095
Advances in/due from subsidiaries	3,152	3,853	33,356	—	(40,361)
Redeemable Preferred units	185,579	—	—	—	—	185,579
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficiency/Shareholder equity	(270,217)	(48,877)	(368,571)	21,033	396,415	(270,217)

Total liabilities and members’ deficiency	$(48,534)	$430,385	$5,156	$25,378	$15,683	$428,068

*	Also includes non-guarantor which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X. “minor”

Condensed Consolidating Statements of Operations for the Three Months Ended June 30, 2005

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$45,735	$—	$1,213	$—	$46,948
Equipment and related services	—	13,916	—	—	—	13,916

	—	59,651	—	1,213	—	60,864
Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	9,993	—	395	—	10,388
Equipment and related services	—	13,450	—	—	—	13,450

	—	23,443	—	395	—	23,838

Selling, general & administrative	—	23,304	—	215	—	23,519
Restructuring charges	—	1,344	—	—	—	1,344
Management Fee	—	(243)	—	243	—	—
Depreciation & amortization expense	—	13,319	—	390	—	13,709

Loss from operations	—	(1,516)	—	(30)	—	(1,546)
Other income (expense)
Interest expense	(815)	(11,274)	(8,800)	(47)	8,800	(12,136)
Other, net	—	124	—	(2)	—	122
Extraordinary Loss	—	(2,735)	—	—	—	(2,735)
Equity in earnings of subsidiaries**	(15,464)	(63)	—	—	15,527	—

Loss before income taxes	(16,279)	(15,464)	(8,800)	(79)	24,327	(16,295)
Income tax benefit	—	—	—	(16)	—	(16)

Net loss	$(16,279)	$(15,464)	$(8,800)	$(63)	$24,327	$(16,279)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2005

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$91,316	$—	$2,463	$—	$93,779
Equipment and related services	—	28,009	—	—	—	28,009

	—	119,325	—	2,463	—	121,788
Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	19,664	—	803	—	20,467
Equipment and related services	—	27,026	—	—	—	27,026

	—	46,690	—	803	—	47,493

Selling, general & administrative	—	46,104	—	436	—	46,540
Restructuring charges	—	1,344	—	—	—	1,344
Management Fee	—	(493)	—	493	—	—
Depreciation & amortization expense	—	27,156	—	884	—	28,040

Loss from Operations	—	(1,476)	—	(153)	—	(1,629)
Other income (expense)
Interest expense	(1,630)	(21,812)	(17,598)	(94)	17,598	(23,536)
Other, net	—	113	—	(3)	—	110
Extraordinary Loss	—	(2,735)	—	—	—	(2,735)
Equity in earnings of subsidiaries**	(26,092)	(182)	—	—	26,274	—

Loss before income taxes	(27,722)	(26,092)	(17,598)	(250)	43,872	(27,790)
Income tax benefit	—	—	—	(68)	—	(68)

Net loss	$(27,722)	$(26,092)	$(17,598)	$(182)	$43,872	$(27,722)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2005

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$57	$11,137	$—	$175	$—	$11,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	44	—	—	—	44
Capital expenditures (for property, plant & equipment and intangibles)	—	(19,579)	—	—	—	(19,579)

Net cash used in investing activities	—	(19,535)	—	—	—	(19,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	(375)	—	—	—	(375)
Repayments under revolving credit loan	—	(42,500)	—	—	—	(42,500)
Borrowings under revolving credit loan	—	8,500	—	—	—	8,500
Repayment of Term Loan B	—	(35,000)	—	—	—	(35,000)
Collateralize letter of credit	—	(1,764)	—	—	—	(1,764)
Proceeds from Term Loan	—	105,000	—	—	—	105,000
Repayments of capital lease obligations and other debt	—	(1,369)	—	(50)	—	(1,419)
Payment of financing fees	—	(2,591)	—	—	—	(2,591)
Advances to/from subsidiaries	(57)	182	—	(125)	—	—

Net cash provided/(used) in financing activities	(57)	30,083	—	(175)	—	29,851

NET INCREASE IN CASH	—	21,685	—	—	—	21,685
CASH, BEGINNING OF PERIOD	—	421	—	—	—	421

CASH, END OF PERIOD	$—	$22,106	$—	$—	$—	$22,106

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

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

Recent Developments

On July 26, 2006, Thomas J. Gantert was named as Muzak LLC’s Chief Operating Officer. Mr. Gantert, 46 years of age, has been the Company’s Senior Vice President of Operations since October 2004 and served as the Company’s Vice President of Field Operations from May 2004 to October 2004. From October 2002 to May 2004, he served as the regional general manager of the Company’s Denver, Dallas, Houston, Kansas City and Omaha office. From March 1999 to October 2002, Mr. Gantert served as the Regional Vice President of the Company’s California, Portland, Seattle, Denver, Phoenix, Salt Lake City and Boise office. Mr. Gantert and the Company are parties to an employment agreement, the material terms of which are more fully disclosed in Muzak Holdings LLC’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2005. Mr. Gantert reports to Steve Villa, the Company’s CEO.

On July 17, 2006, Stephen P. Villa was named as the Company’s Chief Executive Officer. Mr. Villa, 42 years of age, had been named interim Chief Executive Officer in late June, 2006, when he replaced Greg Rayburn who had served as Chief Executive Officer of the Company for approximately one year through an agreement between the Company and FTI Palladium Partners, a division of FTI Consulting, Inc. Mr. Villa has been a Director and the Chief Operating Officer since October 2001, and has been Muzak’s Chief Financial Officer since September 2000. Prior to his appointment as interim Chief Executive Officer in late June 2006, Mr. Villa had served as the Company’s Chief Operating Officer since October 2001. Mr. Villa and the Company are parties to an amended and restated employment agreement dated August 14, 2006 which is attached as an exhibit to this form 10-Q.

In January 2006, our Board of Directors approved the implementation of an enterprise resource planning (“ERP”) system to enhance operating efficiencies and provide more effective management of our business operations. The implementation began in April 2006. Management anticipates placing the application into service during Q2 2007. Based on a detailed review of the implementation project over the last six months, the revised external project costs are now estimated to require cash outlays of $5.0 million and $1.3 million in 2006 and 2007, respectively. Anticipated increases to the initial estimate include additional software and hardware requirements as well as necessary customization to the base enterprise solution. The Company recently entered the “design phase” in which further customization requirements may be identified which will cause our projections to be revised. To date the Company has incurred $1.2 million of external implementation costs. We will continue to evaluate the estimated costs, anticipated benefits, and project timeline during this design phase.

As a result of the new ERP operating system, the existing operating system will have a revised useful life that is anticipated to end in June 2007. The existing operating system had a net book value of $0.6 million as of December 31, 2005. The revision of the useful life will result in an anticipated increase/ (decrease) of depreciation expense of $0.2 million, $0 million, ($0.1 million) for 2006, 2007, and 2008, respectively.

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

Results of Operations

Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter and six months ended June 30, 2006 compared to the quarter and six months ended June 30, 2005. The following discussions should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Net Revenues. Revenues were $61.5 million and $120.9 million for the quarter and six months ended June 30, 2006, respectively, and were $60.9 million and $121.8 million for the quarter and six months ended June 30, 2005, respectively. Music and other business services revenue increased $0.2 million, or 0.5% in 2006 as compared to the quarter ended June 30, 2005. This increase is due to an increase in pricing, including annual rate increases, and additional services sold to existing clients, offset in part by a decline in the number of client locations. During the twelve months ended June 30, 2006, our cancellations exceeded our client gross additions by 4,200 clients. The overall reduction was driven by a net reduction of 4,400 Audio Architecture locations, offset by net increases of 200 other locations, while Voice clients remained flat. Other locations include such products as, Commercial TV and Drive Thru maintenance.

Equipment and related services revenue increased 2.9% or $0.4 million in 2006 as compared to the quarter ended June 30, 2005 and decreased 6.2% or $1.7 million for the six months in 2006 as compared to the six months ended June 30, 2005. The increase is primarily due to higher equipment sales during the quarter, but the decrease on the six month period is consistent with the revised business plan implemented on June 24, 2005, which entailed streamlining the size of the sales force in order to achieve more moderate growth.

Cost of Revenues. Cost of revenues was $25.5 million and $23.8 million for the quarters ended June 30, 2006 and 2005, respectively, an increase of 6.9%. Cost of revenues increased 5.2% or $2.5 million for the six months ended June 30, 2006 compared to the 2005 period. Total cost of revenues as a percentage of revenues was 41.4% and 39.2% for the quarters ended June 30, 2006 and 2005, respectively, and was 41.3% and 39.0% for the six months ended June 30, 2006 and 2005, respectively. Costs of music and other business services revenue as a percentage of music and other business services revenue was 23.9% and 22.1% for the quarters ended June 30, 2006 and 2005, respectively, and 23.6% and 21.8% for the six months ended June 30, 2006 and 2005, respectively. The increase in cost of music revenue is primarily due to an increase in amounts owed to licensors as a result of more clients receiving our service via on-premise devices and programming costs associated with the increase in our commercial television product offering.

Costs of equipment and related services revenue as a percentage of equipment and related services revenue was 99.3% and 96.7% for the quarters ended June 30, 2006 and 2005, respectively, and was 105.3% and 96.5% for the six months ended June 30, 2006 and 2005, respectively. In addition to equipment costs, these costs include salary, payroll taxes, and employee benefit related costs associated with our field install and service technicians as well as the management and centralized staff that supervises and schedule such technicians. Additionally, these costs also include the warehouse and purchasing functions and vehicle related expenses. The most recent quarter represents the second period of the reduced installation activity levels contemplated in our revised business plan. In order to replicate our Q2 2005 margin levels, productivity improvements will be necessary to fully absorb the fixed cost management infrastructure. Our field realignment announced and implemented in January 2006 was designed to generate productivity improvements. While we begun to see certain benefits in the first half of 2006, the full benefit of this realignment are starting to be realized during this quarter and future quarters to come.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $20.5 million and $24.9 million for the quarters ended June 30, 2006 and 2005, respectively, a decrease of $4.3 million, or 17.4%. Selling, general, and administrative expenses decreased $6.7 million or 13.9% for the six months ended June 30, 2006 as compared to the 2005 period. Amortization of deferred subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses was $4.1 million and $4.4 million for the quarters ended June 30, 2006 and 2005, respectively, and $8.2 and $9.0 million for the six months ended June 30, 2006 and 2005, respectively. This $0.8 million decrease is consistent with the lower installation levels experienced in the quarter and six months ended June 30, 2006 as compared to previous years. The remaining $5.9 million decrease in other selling, general, and administrative expenses for the six months ended June 30, 2006 as compared to the 2005 period is reflected in the following: (i) higher expenses incurred during the six months ended June 30, 2005 including a $1.0 million charge relating to the settlement with DMX Music, Inc., $0.6 million in legal expenses for the DMX matter and a $1.7 million provision for note receivable balances, and (ii) lower expenses incurred during the six months ended June 30, 2006 including a $1.0 million decrease in bad debt expense, a $1.0 million decrease in restructuring expenses, and a $1.5 million decrease in salaries and related expenses resulting from the June 2005 revised business plan. These lower expenses during the six months ended June 30, 2006 were offset by a $0.9 million increase in consulting expenses as a result of the FTI consulting agreement.

Depreciation and amortization expenses. Depreciation and amortization was $12.8 million and $13.7 million for the quarters ended June 30, 2006 and 2005, respectively, a decrease of 7.0%. Depreciation and amortization was $25.9 million and 28.0 million for the six months ended June 30, 2006 and 2005, respectively. Depreciation and amortization of $8.8 million and $9.6 million for the quarter ended June 30, 2006 and 2005, respectively, and $17.8 million and $19.7 million for the six months ended June 30, 2006 and 2005, respectively, are excluded from cost of revenue. Depreciation expense decreased $2.1 million in the six months ended June 30, 2006 compared to 2005 due to certain subscriber investments and other fixed assets becoming fully amortized in 2005, along with the lower levels of subscriber investments as a result of lower installations. Amortization expense for the six months ending June 30, 2006 and 2005 remained flat at $6.8 million.

Interest expense. Interest expense increased $0.5 million to $12.6 million for the quarter ended June 30, 2006 and increased $1.5 million for the six months ended June 30, 2006 compared to the same 2005 periods. This increase is due to higher overall indebtedness. In addition, an increase in overall interest rates has resulted in an increase in interest expense as our New Senior Credit facility bears interest at LIBOR plus a margin of 4.75%. Interest income generated on the outstanding cash balance is reflected in other income. Interest income was $0.3 million and $0.1 million for quarters ending June 30, 2006 and 2005, respectively, and was $0.4 million and $0.1 million for the six months ended June 30, 2006, respectively.

Income tax provision. Income tax benefit was $84 thousand and $16 thousand for the quarters ended June 30, 2006 and 2005, respectively. Income tax benefit was $164 thousand and $68 thousand for the six months ended June 30, 2006 and 2005, respectively. Although the Company is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are taxable corporations. The income tax benefit relates to these corporate subsidiaries.

Net Loss. The combined effect of the foregoing resulted in a net loss of $9.4 million and $20.5 million for the quarter and six months ended June 30, 2006, compared to a net loss of $16.3 million and $27.7 million for the comparable 2005 period.

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

The following table provides reconciliation from net income to EBITDA pursuant to the Notes.

	Quarter Ended
	June 30, 2006	June 30, 2005
Net loss	$(9,392)	$(16,279)
Interest expense	12,587	12,136
Income tax benefit	(84)	(16)
Depreciation and amortization	12,751	13,709
Non-cash loss on extinguishment from debt	—	2,735
Non-cash impairment charges	393	522

EBITDA pursuant to Notes	$16,255	$12,807

Consolidated Leverage Ratio for the Company	6.48 x	8.22 x
Consolidated Leverage Ratio for Muzak	6.88 x	8.69 x

	Six Months Ended
	June 30, 2006	June 30, 2005
Net loss	$(20,490)	$(27,722)
Interest expense	25,027	23,536
Income tax benefit	(164)	(68)
Depreciation and amortization	25,893	28,040
Non-cash loss on extinguishment from debt	—	2,735
Non-cash impairment charges	964	729

EBITDA pursuant to Notes	$31,230	$27,250

Non-cash impairment charges reflect the write-off of capitalized installation labor upon client contract terminations.

Our principal sources of funds have historically been cash generated from operations and borrowings under the senior credit facility, which was fully repaid and terminated in April 2005. Cash was primarily used during the first six months of 2006 to make investments in new client locations and to make interest payments on our indebtedness. Cash flows provided by operations were $17.4 million and $11.4 million, cash flows used in investing activities were $14.1 million and $19.5 million, and cash flows provided by (used in) financing activities were ($1.6) million and $29.9 million in the six months ended June 30, 2006 and 2005, respectively.

Working capital (including the change in book overdraft) was a net source of $5.2 million in 2006 as compared to a net source of $2.2 million in 2005. Accounts receivable and inventory balances resulted in a source of $4.5 million and $3.8 million in the six months ended June 30, 2006 and 2005, respectively. However, during the six months ended June 30, 2005, the Company made incremental payments covering the period July 1, 2004 - December 31, 2004 under its new BMI agreement of approximately $1.6 million and also a payment to ASCAP for settlement of all claims for open audit periods prior to January 1, 2005.

The majority of our capital expenditures are comprised of the initial investment for the installation of equipment for new client locations. During the six months ended June 30, 2006, our total initial investment in new client locations was $13.1 million, which was comprised of equipment and installation costs attributable to new client locations of $10.3 million and $4.6 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term. We also receive installation revenue of $1.8 million relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term.

We also invested $3.8 million in system upgrades, furniture and fixtures, and computers to be used at our headquarters. Approximately $1.2 million of this investment relates to a payment made for our new ERP system that was approved in January 2006. Our investment to replenish the equipment exchange pool relating to our drive-thru systems client locations was $1.0 million during the six months ended June 30, 2006.

Over the next twelve months, our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest payments on our indebtedness. The following table summarizes contractual obligations and commitments as of August 11, 2006 (in thousands).

	Payments due by Period
	Remaining 6 months 2006	2007	2008	2009	2010	After 2010	Total
Long-term debt	$585	$1,178	$102,516	$335,156	$24,417	$1,234	$465,086
Interest	23,772	47,366	39,749	14,474	1,705	360	127,426
Capital lease obligations	947	1,336	421	133	—	—	2,837
Operating leases	4,434	8,676	8,150	7,794	6,841	23,481	59,376
Unconditional purchase obligations	2,193	1,214	2,100	2,100	2,100	2,319	12,026

Total Contractual Cash Obligations	$31,931	$59,770	$152,936	$359,657	$35,063	$27,394	$666,751

We currently expect that our primary source of funds will be cash flows from operations and current cash balances. Total cash balance, including restricted cash of $1.7 million, was approximately $24.5 million as of August 10, 2006. The Company believes that its cash flow from operations, combined with its cash balances on hand will be sufficient to fund its growth in new client locations and debt service for at least the next twelve months.

Overall, the Company’s business plan anticipates growth in new client locations to be consistent with levels experienced over the last six months, and operational and administrative improvements. Given that the Company no longer has a revolving credit facility, if it requires cash in excess of amounts on hand, it may be required, among other things, to incur additional indebtedness, enter into other financing transactions, defer business opportunities, reduce its expenses, or sell assets. Our substantial indebtedness could prove difficult to refinance or restructure at favorable terms or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period ended June 30, 2006, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K for the year ended December 31, 2005.

Item 4. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no changes during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting as previous disclosed in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

ITEM 6. Exhibits.

(a)	Exhibits

10.27	Amended and Restated Executive Employment Agreement dated as of August 11, 2006, among Muzak Holdings LLC, Muzak LLC, and Stephen Villa.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

MUZAK HOLDINGS LLC MUZAK HOLDINGS FINANCE CORP.

	By:	/s/ STEPHEN P. VILLA
Date: August 14, 2006		Stephen P. Villa Chief Executive Officer (Principal Executive Officer)