Form 10-Q
period 2006-09-30
MUZAK HOLDINGS LLC; MUZAK HOLDINGS FINANCE CORP
filed 2006-11-14
CIK 1085320, 1085319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2006	December 31, 2005 (1)
ASSETS
Current assets:
Cash	$17,934	$16,014
Restricted cash	776	721
Accounts receivable, net of allowances of $2,176 and $3,410	23,171	24,373
Inventories	15,916	16,706
Prepaid expenses and other assets	4,425	4,515

Total current assets	62,222	62,329
Restricted cash	982	982
Property and equipment, net	84,277	93,106
Goodwill	140,805	140,805
Intangible assets, net	69,364	79,568
Deferred subscriber acquisition costs, net	36,618	42,123
Deferred charges and other assets, net	6,559	9,155

Total assets	$400,827	$428,068

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$5,674	$5,723
Accrued expenses (see Note 4)	24,399	21,381
Current maturities of long term debt	1,175	1,160
Current portion of other liabilities	2,762	2,807
Advance billings	2,115	1,022

Total current liabilities	36,125	32,093
Long-term debt, net of current portion	463,075	463,730
Other liabilities, net of current portion	9,400	9,095
Commitments and contingencies
Redeemable preferred units	211,759	185,579
Redeemable purchased Class A units	7,788	7,788
Members’ deficit:
Class A units	6,832	33,012
Accumulated deficit	(334,152)	(303,229)

Total members’ deficit	(327,320)	(270,217)

Total liabilities and members’ deficit	$400,827	$428,068

(1)	The year end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net Revenues:
Music and other business services	$47,743	$47,363	$142,407	$141,142
Equipment and related services	15,218	14,974	41,496	42,983

	62,961	62,337	183,903	184,125

Cost of revenues:
Music and other business services (excluding $8,656, $9,630, $26,480 and $29,302 of depreciation and amortization expense)	11,749	10,552	34,069	31,019
Equipment and related services	14,928	14,654	42,587	41,680

	26,677	25,206	76,656	72,699

Selling, general and administrative expenses	21,698	22,573	62,909	70,457
Depreciation and amortization expense	12,679	13,763	38,572	41,803

Income (loss) from operations	1,907	795	5,766	(834)
Other income (expense):
Interest expense	(12,688)	(12,288)	(37,715)	(35,824)
Loss from extinguishment of debt, net	—	—	—	(2,735)
Other, net	270	179	784	289

Loss before income taxes	(10,511)	(11,314)	(31,165)	(39,104)
Income tax benefit	(78)	(27)	(242)	(95)

Net loss	(10,433)	(11,287)	(30,923)	(39,009)
Preferred return on redeemable preferred units	(9,176)	(7,770)	(26,180)	(22,168)

Net loss attributable to common unit holders	$(19,609)	$(19,057)	$(57,103)	$(61,177)

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,923)	$(39,009)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from extinguishment of debt	—	2,735
Gain on disposal of fixed assets	(55)	(40)
Impairment of capitalized labor	1,337	1,191
Note receivable impairment charges	—	1,666
Deferred income tax benefit	(333)	(201)
Hurricane Katrina impairment	—	368
ERP system impairment	1,954	—
Depreciation and amortization	38,572	41,803
Amortization of senior discount, senior notes, and deferred financing fees	2,215	2,259
Amortization of deferred subscriber acquisition costs	12,268	13,339
Deferred subscriber acquisition costs	(6,763)	(9,643)
Change in unearned installment income	1,165	212
Change in certain assets and liabilities
Accounts receivable	1,202	2,084
Inventory	790	169
Accounts payable	(49)	(41)
Accrued expenses	2,838	(4,162)
Advance billings	1,093	178
Other, net	385	636

Net cash provided by operating activities	25,696	13,544

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property and equipment	(21,477)	(27,298)
Capital expenditures for intangibles	(57)	(42)
Proceeds from sale of fixed assets	132	53

Net cash used in investing activities	(21,402)	(27,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in book overdrafts	—	(375)
Restricted cash used to collateralize letters of credit	(55)	(1,886)
Borrowings under revolver	—	8,500
Repayment of revolver	—	(42,500)
Proceeds from term loan	—	105,000
Repayment of term loan	(787)	(35,262)
Payment of financing fees	—	(2,658)
Repayments of capital lease obligations and other debt	(1,532)	(2,086)

Net cash provided by (used in) financing activities	(2,374)	28,733

NET INCREASE IN CASH	1,920	14,990
CASH, BEGINNING OF PERIOD	16,014	421

CASH, END OF PERIOD	$17,934	$15,411

Supplemental information: non-cash activities

Capital Lease Obligations	$1,113	$638

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

MEMBERS’ DEFICIT

(Unaudited)

(In thousands, except for units)

	Class A		Class B		Accumulated Deficit	Total Members’ Deficit
	Units	Dollars	Units	Dollars
Balances, December 31, 2005	125,164	$33,012	11,853	$—	$(303,229)	$(270,217)

Net loss (1)					(30,923)	(30,923)
Preferred return on preferred units		(26,180)				(26,180)
Repurchase of units			(35)

Balances, September 30, 2006	125,164	$6,832	11,818	$—	$(334,152)	$(327,320)

(1)	Comprehensive loss equals net loss

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

As of September 30, 2006, ABRY Partners, LLC and its respective affiliates, collectively own 64.2% of the beneficial interests in the Company’s voting interests.

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

The financial statements as of September 30, 2006 and the financial statements for the three and nine months ended September 30, 2006 and 2005 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary to state fairly the financial information included herein. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

2. Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life (years)	September 30, 2006	December 31, 2005
Equipment provided to subscribers	5	$203,153	$194,180
Capitalized installation labor	5	64,922	97,685
Equipment and vehicles	3-7	54,284	40,423
Other	5-30	11,713	21,073

		334,072	353,361
Less accumulated depreciation		(249,795)	(260,255)

		$84,277	$93,106

Included in equipment and vehicles and other at September 30, 2006 and December 31, 2005 is $18.3 million and $17.9 million, respectively of equipment under capital leases. Accumulated depreciation associated with the equipment under capital leases is $15.7 million and $14.7 million at September 30, 2006 and December 31, 2005, respectively. Depreciation of property and equipment was $9.3 million and $28.3 million for the quarter and nine months ended September 30, 2006, respectively. Depreciation of property and equipment was $10.3 million and $31.5 million for the quarter and nine months ended September 30, 2005, respectively.

3. Intangible Assets

Unamortized intangible assets consist of the following (in thousands):

	September 30, 2006 Carrying Amount	December 31, 2005 Carrying Amount
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

	Useful Life (years)	September 30, 2006		December 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Income producing contracts	12	$153,900	$(94,709)	$153,900	$(85,092)
License agreements	20	5,095	(1,907)	5,082	(1,715)
Trademarks	5	15,347	(15,209)	15,304	(15,164)
Non-compete agreements	3-5	275	(275)	275	(275)
Other	20	10,831	(3,984)	10,831	(3,578)

		$185,448	$(116,084)	$185,392	$(105,824)

Aggregate amortization expense was $3.4 and $10.3 million for the quarter and nine months ended September 30, 2006 and 2005, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

Fiscal year ending
2006 (remaining three months)	$3,419
2007	13,669
2008	13,661
2009	13,649
2010	12,952

4. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	September 30, 2006	December 31, 2005
Accrued interest	$10,665	$8,612
Accrued compensation and benefits	2,061	2,684
Amounts payable to franchisees	2,786	3,204
Licensing royalties	1,896	1,106
Other	6,991	5,775

	$24,399	$21,381

5. Debt

Debt obligations consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Long term debt:
Term Loan – Senior credit facility	$103,688	$104,475
Senior notes	219,454	219,306
Senior subordinated notes	115,000	115,000
Senior discount notes	24,245	24,245
Other	1,863	1,864

Total debt obligations	464,250	464,890
Less current maturities	(1,175)	(1,160)

	$463,075	$463,730

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

The New Senior Credit Facility is payable in quarterly installments of 0.25% of the original outstanding balance ($105.0 million) beginning September 2005 until final maturity on April 15, 2008. The New Senior Credit facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of the Company’s tangible and intangible assets and (ii) the capital stock of the Company’s subsidiaries. The non-guarantor subsidiary is minor (as defined by Rule 3-10 of Regulation S-X) and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The New Senior Credit Facility contains a senior secured leverage ratio (the ratio of Senior Secured Debt as of such date of determination to Consolidated EBITDA on a last twelve months (LTM) basis) and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. The Company was in compliance with these covenants as of September 30, 2006.

Indebtedness under the term loan bears interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin of 3.75% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two or three months, as selected by the Company, plus a margin of 4.75%. As of September 30, 2006, the interest rate on the term loan was 10.24%.

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

Senior Subordinated Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Muzak LLC and Muzak Finance Corp and are subordinated in right of payment to all existing and future

Senior Indebtedness of Muzak LLC and Muzak Finance Corp. The indenture governing the Senior Subordinated Notes prohibits Muzak LLC from making certain payments such as dividends and distributions of its capital stock; repurchases or redemptions of its capital stock, and investments (other than permitted investments) unless certain conditions are met by Muzak LLC. The issuers were able to redeem all or part of the Notes as of March 15, 2004. As of March 15, 2006, the issuers may redeem all or part of the Notes at a redemption price equal to 101.646% of the principal which redemption price declines to 100% of the principal amount in 2007.

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

Other Debt

Muzak LLC assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, aggregating $1.8 million, bear interest at 9.9% and mature in November 2016. Muzak LLC is required to make interest only payments on a monthly basis through October 2006, and principal and interest payments for the remainder of the term. The note terms are the same for all but one of the notes, which has an outstanding balance of $9 thousand as of September 30, 2006 and bears interest at 8% with principal and interest payments due monthly until maturity in October 2006.

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2006 (remaining three months)	$293
2007	1,178
2008	102,516
2009	335,156
2010	24,417
Thereafter	1,236

The Annual maturities schedule includes the principal amount of the Senior Notes which mature in 2009.

Total interest paid by the Company on all indebtedness was $10.1 million and $9.6 million for the quarters ended September 30, 2006 and 2005, respectively. Total interest paid by the Company on all indebtedness was $33.4 million and $30.7 million for the nine months ended September 30, 2006 and 2005, respectively.

6. Redeemable Preferred Units

The Company was in violation of unit coverage ratio, leverage ratio, and annualized operating cash flow under the Securities Purchase Agreement as of September 30, 2006. The Company has been in default of the unit coverage ratio since June 2003, of leverage ratio since December 31, 2003, and of annualized operating cash flow since June 2004. As a result of the defaults, the preferred units accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio (the ratio of consolidated operating cash flow to the sum of consolidated interest expense plus the aggregate Series A preferred return, as more specifically defined in the Securities Purchase Agreement) and leverage ratio for the foreseeable future. As a result of non-compliance with unit coverage ratio and leverage ratio for four consecutive quarters (a Class B and Class A default under the Securities Purchase Agreement, respectively), two of the three preferred unit holders were each entitled to be designated as either a Class B or Class A Director, although neither party has elected to so designate a Class B or Class A Director. As such, the number of Class B Directors and Class A Directors remains unaffected by these defaults. The same two preferred unit holders will each be entitled to designate a Class A Director until such time as the Company complies with the leverage ratio. If the Company is still in default of the unit coverage ratio at the time that the Company complies with the leverage coverage ratio, the same two preferred unit holders would each still be entitled to designate a Class B Director. The foregoing defaults do not result in a cross default under the New Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes.

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

Following is a summary of the accrued liability for the restructuring charges (in thousands):

	Employee Severance	Lease Impairment Costs	Total
Accrued liability as of December 31, 2005	$177	$657	$834
Charges	339	—	339
Cash payments	(478)	(119)	(597)

Accrued liability as of September 30, 2006	$38	$538	$576

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

The Company expects to pay the remaining severance costs by the end of the fourth quarter of 2006 and will pay the charges relating to field office leases over the remaining terms of the leases principally through December 2013.

8. Muzak Holdings Finance Corp. and Muzak Finance Corp.

Muzak Holdings Finance Corp. and Muzak Finance Corp. had no operating activities during the quarters and nine months ended September 30, 2006 and 2005.

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

Other Commitments

As of September 30, 2006, the Company has approximately $11.3 million in outstanding capital expenditure commitments covering a five-year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

10. Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the quarters and nine months ended September 30, 2006 and 2005 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Notes and Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Notes and Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Notes and Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Notes and Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

Condensed Consolidating Balance sheets as of September 30, 2006

(unaudited)(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$17,934	$—	$—	$—	$17,934
Restricted Cash	—	776	—	—	—	776
Accounts receivable, net	—	22,607	—	564	—	23,171
Inventories	—	15,916	—	—	—	15,916
Prepaid expenses and other assets	—	4,425	—	—	—	4,425

Total current assets	—	61,658	—	564	—	62,222
Restricted Cash	—	982	—	—	—	982
Property and equipment, net	—	84,277	—	—	—	84,277
Intangible assets, net	—	190,404	—	19,765	—	210,169
Deposits and other assets, net	262	42,910	3,904	5	(3,904)	43,177
Advances in/due from subsidiary	—	6,304	—	4,696	(11,000)	—
Investment in Subsidiary	(77,354)	20,907	—	—	56,447	—

Total assets	$(77,092)	$407,442	$3,904	$25,030	$41,543	$400,827

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$5,526	$—	$148	$—	$5,674
Accrued expenses (see Note 4)	132	22,954	8,723	1,313	(8,723)	24,399
Current maturities of long term debt	—	1,065	—	110	—	1,175
Current portion of other liabilities	—	2,762	—	—	—	2,762
Advance billings	—	2,115	—	—	—	2,115

Total current liabilities	132	34,422	8,723	1,571	(8,723)	36,125
Long-term debt, net of current portion	24,245	437,156	334,454	1,674	(334,454)	463,075
Other liabilities, net of current portion	—	8,522	—	878	—	9,400
Advances in/due from subsidiary	6,304	4,696	55,712	—	(66,712)	—
Redeemable Preferred Stock	211,759	—	—	—	—	211,759
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficit/Shareholder equity	(327,320)	(77,354)	(394,985)	20,907	451,432	(327,320)

Total liabilities and members’ deficit	$(77,092)	$407,442	$3,904	$25,030	$41,543	$400,827

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$46,672	$—	$1,071	$—	$47,743
Equipment and related services	—	15,218	—	—	—	15,218

	—	61,890	—	1,071	—	62,961
Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	11,401	—	348	—	11,749
Equipment and related services	—	14,928	—	—	—	14,928

	—	26,329	—	348	—	26,677

Selling, general & administrative	—	21,511	—	187	—	21,698
Management Fee	—	(215)	—	215	—	—
Depreciation & amortization expense	—	12,290	—	389	—	12,679

Income (Loss) from Operations	—	1,975	—	(68)	—	1,907
Other income (expense)
Interest expense	(815)	(11,776)	(8,807)	(97)	8,807	(12,688)
Other, net	—	271	—	(1)	—	270
Equity in earnings of subsidiaries**	(9,618)	(88)	—	—	9,706	—

Loss before income taxes	(10,433)	(9,618)	(8,807)	(166)	18,513	(10,511)
Income tax benefit	—	—	—	(78)	—	(78)

Net loss	$(10,433)	$(9,618)	$(8,807)	$(88)	$18,513	$(10,433)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$139,104	$—	$3,303	$—	$142,407
Equipment and related services	—	41,496	—	—	—	41,496

	—	180,600	—	3,303	—	183,903
Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	32,965	—	1,104	—	34,069
Equipment and related services	—	42,587	—	—	—	42,587

	—	75,552	—	1,104	—	76,656

Selling, general & administrative	—	62,328	—	581	—	62,909
Management Fee	—	(661)	—	661	—	—
Depreciation & amortization expense	—	37,383	—	1,189	—	38,572

Income (Loss) from Operations	—	5,998	—	(232)	—	5,766
Other income (expense)
Interest expense	(2,445)	(35,135)	(26,414)	(135)	26,414	(37,715)
Other, net	—	786	—	(2)	—	784
Equity in earnings of subsidiaries**	(28,478)	(127)	—	—	28,605	—

Loss before income taxes	(30,923)	(28,478)	(26,414)	(369)	55,019	(31,165)
Income tax benefit	—	—	—	(242)	—	(242)

Net loss	$(30,923)	$(28,478)	$(26,414)	$(127)	$55,019	$(30,923)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities	$(712)	$24,140	$—	$2,268	$—	$25,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	132	—	—	—	132
Capital expenditures (for property, plant & equipment and intangibles)	—	(21,534)	—	—	—	(21,534)

Net cash used in investing activities	—	(21,402)	—	—	—	(21,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to collateralize letters of credit	—	(55)	—	—	—	(55)
Repayment of term loan	—	(787)	—	—	—	(787)
Repayment of capital lease obligations and other debt	—	(1,451)	—	(81)	—	(1,532)
Advances to/from subsidiaries	712	1,475	—	(2,187)	—	—

Net cash provided by/(used in) financing activities	712	(818)	—	(2,268)	—	(2,374)

NET INCREASE IN CASH	—	1,920	—	—	—	1,920
CASH, BEGINNING OF PERIOD	—	16,014	—	—	—	16,014

CASH, END OF PERIOD	$—	$17,934	$—	$—	$—	$17,934

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Balance sheets as of December 31, 2005

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$16,014	$—	$—	$—	$16,014
Restricted cash	—	721	—	—	—	721
Accounts receivable, net	—	23,809	—	564	—	24,373
Inventories	—	16,706	—	—	—	16,706
Prepaid expenses and other assets	—	4,515	—	—	—	4,515

Total current assets	—	61,765	—	564	—	62,329
Restricted cash	—	982	—		—	982
Property and equipment, net	—	93,045	—	61	—	93,106
Intangible assets, net	—	199,480	—	20,893	—	220,373
Deferred charges and other assets, net	343	50,928	5,156	7	(5,156)	51,278
Advances in/due from subsidiaries	—	3,152	—	3,853	(7,005)	—
Investment in subsidiary	(48,877)	21,033	—	—	27,844	—

Total assets	$(48,534)	$430,385	$5,156	$25,378	$15,683	$428,068

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	$—	$5,580	$—	$143	$—	$5,723
Accrued expenses (see Note 4)	919	19,333	6,062	1,129	(6,062)	21,381
Current maturities of long term debt	—	1,050	—	110	—	1,160
Current portion of other liabilities	—	2,807	—	—	—	2,807
Advance billings	—	1,022	—	—	—	1,022

Total current liabilities	919	29,792	6,062	1,382	(6,062)	32,093
Long-term debt, net of current portion	24,245	437,730	334,309	1,755	(334,309)	463,730
Other liabilities, net of current portion	—	7,887	—	1,208	—	9,095
Advances in/due from subsidiaries	3,152	3,853	33,356	—	(40,361)
Redeemable Preferred units	185,579	—	—	—	—	185,579
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficiency/Shareholder equity	(270,217)	(48,877)	(368,571)	21,033	396,415	(270,217)

Total liabilities and members’ deficiency	$(48,534)	$430,385	$5,156	$25,378	$15,683	$428,068

*	Also includes non-guarantor which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X. “minor”

Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2005

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$46,172	$—	$1,191	$—	$47,363
Equipment and related services	—	14,974	—	—	—	14,974

	—	61,146	—	1,191	—	62,337

Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	10,166	—	386	—	10,552
Equipment and related services	—	14,654	—	—	—	14,654

	—	24,820	—	386	—	25,206

Selling, general & administrative	—	22,017	—	183	—	22,200
Restructuring charges	—	373	—	—	—	373
Management Fee	—	(238)	—	238	—	—
Depreciation & amortization expense	—	13,363	—	400	—	13,763

Income (loss) from operations	—	811	—	(16)	—	795
Other income (expense)
Interest expense	(814)	(11,438)	(8,801)	(36)	8,801	(12,288)
Other, net	—	181	—	(2)	—	179
Equity in earnings of subsidiaries**	(10,473)	(27)	—	—	10,500	—

Loss before income taxes	(11,287)	(10,473)	(8,801)	(54)	19,301	(11,314)
Income tax benefit	—	—	—	(27)	—	(27)

Net loss	$(11,287)	$(10,473)	$(8,801)	$(27)	$19,301	$(11,287)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2005

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$137,488	$—	$3,654	$—	$141,142
Equipment and related services	—	42,983	—	—	—	42,983

	—	180,471	—	3,654	—	184,125

Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	29,830	—	1,189	—	31,019
Equipment and related services	—	41,680	—	—	—	41,680

	—	71,510	—	1,189	—	72,699

Selling, general & administrative	—	68,121	—	619	—	68,740
Restructuring charges	—	1,717	—	—	—	1,717
Management Fee	—	(731)	—	731	—	—
Depreciation & amortization expense	—	40,519	—	1,284	—	41,803

Loss from Operations	—	(665)	—	(169)	—	(834)
Other income (expense)
Interest expense	(2,444)	(33,250)	(26,399)	(130)	26,399	(35,824)
Other, net	—	294	—	(5)	—	289
Extraordinary loss	—	(2,735)	—	—	—	(2,735)
Equity in earnings of subsidiaries**	(36,565)	(209)	—	—	36,774	—

Loss before income taxes	(39,009)	(36,565)	(26,399)	(304)	63,173	(39,104)
Income tax benefit	—	—	—	(95)	—	(95)

Net loss	$(39,009)	$(36,565)	$(26,399)	$(209)	$63,173	$(39,009)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2005

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by /(used in) operating activities	$(705)	$13,836	$—	$413	$—	$13,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	53	—	—	—	53
Capital expenditures (for property, plant & equipment and intangibles)	—	(27,340)	—	—	—	(27,340)

Net cash used in investing activities	—	(27,287)	—	—	—	(27,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	—	(375)	—	—	—	(375)
Repayments under revolving credit loan	—	(42,500)	—	—	—	(42,500)
Borrowings under revolving credit loan	—	8,500	—	—	—	8,500
Repayment of Term Loan	—	(262)	—	—	—	(262)
Repayment of Term Loan B	—	(35,000)	—	—	—	(35,000)
Collateralize letter of credit	—	(1,886)	—	—	—	(1,886)
Proceeds from Term Loan	—	105,000	—	—	—	105,000
Repayments of capital lease obligations and other debt	—	(1,992)	—	(94)	—	(2,086)
Payment of financing fees	—	(2,658)	—	—	—	(2,658)
Advances to/from subsidiaries	705	(386)	—	(319)	—	—

Net cash provided/(used) in financing activities	705	28,441	—	(413)	—	28,733

NET INCREASE IN CASH	—	14,990	—	—	—	14,990
CASH, BEGINNING OF PERIOD	—	421	—	—	—	421

CASH, END OF PERIOD	$—	$15,411	$—	$—	$—	$15,411

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

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

Recent Developments

The Company announced on November 14, 2006 that Dodd Haynes shall assume the duties of Chief Financial Officer of the Company and Muzak LLC effective November 20, 2006.

Mr. Haynes, 45 years of age, was most recently Vice President of Internal Audit and Loss Prevention at Family Dollar Stores, a NYSE listed retailer headquartered in Charlotte, North Carolina where he served in such role from November 2004 until November 2006. Prior to joining Family Dollar, Mr. Haynes held various executive and managerial positions at Goodrich Corporation of Charlotte, North Carolina where he served as Vice President of Finance and Controller, Customer Service Division from January 2003 through July 2004, Director of Business Development (Mergers and Acquisitions) from December 2000 through December 2002, and Director of Accounting, Engineered Industrial Products Segment from July 1999 through November 2000. Mr. Haynes’ background includes twelve (12) years of experience and increasing responsibility in public accounting with Price Waterhouse. Mr. Haynes is a Certified Public Accountant and received his undergraduate degree from The University of North Carolina at Chapel Hill and a Masters of Business Administration from Duke University. Mr. Haynes is a party to an employment agreement with Muzak LLC, the material terms of which are more fully disclosed in the Muzak Holdings LLC’s 8-K filed on November 14, 2006. Mr. Haynes reports to Stephen Villa, the Company’s CEO.

Effective November 10, 2006, Andrew Banks, Peni Garber, and Hilary Kaiser Grove resigned as Directors of the Company, and J. Travis Hain and Scott R. Poole were elected as Directors as of the same date.

Both Mr. Hain and Mr. Poole are principals at Banc of America Capital Investors, L.P. (formerly known as Bancamerica Capital Investors I, L.P., “BACI”) and accepted the invitation to serve on the Board after having served as Board Observers since October of 2000 when BACI purchased preferred membership units in Muzak Holdings LLC. The rights and obligations of BACI as a holder of preferred membership units, have been previously disclosed by Muzak Holdings LLC in the Company’s filings with the Securities and Exchange Commission and can be most recently reviewed in Muzak Holdings LLC’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2005. BACI is an affiliate of each of Banc of America Securities, LLC and Bank of America, N.A. Muzak Holdings and its affiliates utilize Bank of America, N.A. for treasury and banking services and have incurred $0.7 million in charges and fess associated with such services over the last twelve (12) months.

The authorized number of Directors of Muzak Holdings LLC now stands at five (5). Members include Stephen Villa, the Company’s CEO, as a Class B Director as well as four (4) Class A Directors consisting of Royce Yudkoff of ABRY Partners, Robert P. MacInnis of ABRY Partners, Mr. Hain, and Mr. Poole. Pursuant to the terms of the Company’s Fourth Amended and Restated Limited Liability Company Agreement dated as of March 15, 2002, each Class A Director is entitled to three votes and each Class B Director is entitled to one vote.

On October 11, 2006, the Company recommended, and the Board of Directors authorized, that our relationship with the vendor of our current operating system be extended and renewed and that the implementation of the new enterprise resource planning (“ERP”) system be discontinued. As part of management’s ongoing assessment of the estimated costs and anticipated benefits associated with the ERP system and its implementation, the Company focused on projected operating efficiencies and determined that the greatest potential efficiencies, net of investments, could be reaped by working with our current vendor to implement improvements to systems and processes. The $2.0 million of implementation and design costs, consisting of $1.5 million of external costs and $0.5 million of internal project costs, associated with the ERP system were written off as of September 30, 2006 and are included in selling, general and administrative expenses for the three and nine months ended September 30, 2006. Significant enhancements and improvements will be made to the existing operating system over the next 15 months. Costs for these upgrades are not expected to exceed $2.0 million.

On August 24, 2006, Bill Boyd, Chairman Emeritus of both Muzak Holdings LLC and Muzak LLC announced his retirement. Mr. Boyd, who recently turned 65 years old, had served as Chairman Emeritus pursuant to the terms of that certain Amended and Restated Executive Employment Agreement by and among Mr. Boyd, Muzak Holdings LLC and Muzak LLC dated as of March 16, 2001, as subsequently amended. Such Amended and Restated Executive Employment Agreement provided for Mr. Boyd’s retirement upon his attaining the age of 65. Prior to his retirement as Chairman Emeritus, Mr. Boyd had been offered the opportunity to remain on the Board of Muzak Holdings LLC and to continue to serve as a Class B Director notwithstanding his retirement as Chairman Emeritus. On August 24, 2006, Mr. Boyd notified the Company that he would decline to so serve.

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

On July 17, 2006, Stephen P. Villa was named as the Company’s Chief Executive Officer. Mr. Villa, 42 years of age, had been named interim Chief Executive Officer in late June 2006, when he replaced Greg Rayburn who had served as Chief Executive Officer of the Company for approximately one year through an agreement between the Company and FTI Palladium Partners, a division of FTI Consulting, Inc. Mr. Villa has been a Director since October 2001, and has been Muzak’s Chief Financial Officer since September 2000. Prior to his appointment as interim Chief Executive Officer in late June 2006, Mr. Villa had also served as the Company’s Chief Operating Officer since October 2001. Mr. Villa and the Company are parties to an amended and restated employment agreement dated August 14, 2006, which is included as an exhibit to this Form 10-Q.

During January 2006, the Company reorganized its field management structure, including our Operations, Sales and Customer Service departments. This move was designed to improve our technician productivity and increase our responsiveness to our customer’s needs and requests. As part of this reorganization, the Senior Vice President of Customer Service and the Executive Vice President of Sales, Product and Marketing resigned. The Company created seven Regional Vice President positions that will be directly responsible for the operations, sales and customer service responsibilities of their respective regions. We recorded a restructuring charge of $0.3 million in the first quarter of 2006, for severance and related costs.

Results of Operations

Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter and nine months ended September 30, 2006 compared to the quarter and nine months ended September 30, 2005. The following discussions should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Net Revenues. Revenues were $63.0 million and $183.9 million for the quarter and nine months ended September 30, 2006, respectively, and were $62.3 million and $184.1 million for the quarter and nine months ended September 30, 2005, respectively. Music and other business services revenue increased $0.4 million, or 0.8% in 2006 as compared to the quarter ended September 30, 2005. This increase is due to an increase in pricing, including annual rate increases, and additional services sold to existing clients, offset in part by a decline in the number of client locations. During the twelve months ended September 30, 2006, our cancellations exceeded our client gross additions by 5,100 clients. The overall reduction was driven by a net reduction of 4,500 Audio Architecture locations, 400 Voice locations and 200 other location. Other locations include such products as, Commercial TV and Drive Thru maintenance.

Equipment and related services revenue increased 1.6% or $0.2 million in 2006 as compared to the quarter ended September 30, 2005 and decreased 3.5% or $1.5 million for the nine months in 2006 as compared to the nine months ended September 30, 2005. The increase is primarily due to higher equipment sales during the quarter, but the decrease on the nine month period is consistent with the revised business plan implemented on June 24, 2005, which entailed streamlining the size of the sales force in order to achieve more moderate growth.

Cost of Revenues. Cost of revenues was $26.7 million and $25.2 million for the quarters ended September 30, 2006 and 2005, respectively, an increase of 5.8%. Cost of revenues increased 5.4% or $3.9 million for the nine months ended September 30, 2006 compared to the 2005 period. Total cost of revenues as a percentage of revenues was 42.4% and 40.4% for the quarters ended September 30, 2006 and 2005, respectively, and was 41.7% and 39.5% for the nine months ended September 30, 2006 and 2005, respectively. Costs of music and other business services revenue as a percentage of music and other business services revenue was 24.6% and 22.3% for the quarters ended September 30, 2006 and 2005, respectively, and 23.9% and 22.0% for the nine months ended September 30, 2006 and 2005, respectively. The increase in cost of music revenue as a percentage of revenue is primarily due to an increase in amounts owed to licensors as a result of more clients receiving our service via on-premise devices, net reduction in audio architecture accounts on a fixed cost infrastructure for satellite space segment, programming and performance right licensing payments and programming costs associated with the increase in our commercial television product offering.

Costs of equipment and related services revenue as a percentage of equipment and related services revenue was 98.1% and 97.9% for the quarters ended September 30, 2006 and 2005, respectively, and was 102.6% and 97.0% for the nine months ended September 30, 2006 and 2005, respectively. In addition to equipment costs, these costs include salary, payroll taxes, and employee benefit related costs associated with our field install and service technicians as well as the management and centralized staff that supervises and schedule such technicians. Additionally, these costs also include the warehouse and purchasing functions and vehicle related expenses. The most recent quarter represents continued progress towards improving margin on equipment and related services. The reduced installation activity levels that have resulted from our June 2005 revised business plan will require further productivity improvements in order to fully absorb the fixed cost management infrastructure. Our field realignment announced and implemented in January 2006 was designed to generate such productivity improvements. While we have begun to see certain benefits in the second and third quarter of 2006, the Company believes there are further benefits to be realized.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $21.7 million and $22.6 million for the quarters ended September 30, 2006 and 2005, respectively, a decrease of $0.9 million, or 3.9%. Selling, general, and administrative expenses decreased $7.5 million or 10.7% for the nine months ended September 30, 2006 as compared to the 2005 period. Amortization of deferred subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses was $4.0 million and $4.3 million for the quarters ended September 30, 2006 and 2005, respectively, and $12.2 and $13.3 million for the nine months ended September 30, 2006 and 2005, respectively. This $0.3 million and $1.1 million decrease in amortization of deferred subscriber costs is consistent with the lower installation levels experienced in the quarter and nine months ended September 30, 2006 as compared to previous periods. The remaining $6.4 million decrease in other selling, general, and administrative expenses for the nine months ended September 30, 2006 as compared to the 2005 period is reflected in the following: (i) higher expenses incurred during the nine months ended September 30, 2005 including a $1.0 million charge relating to the settlement with DMX Music, Inc., $0.6 million in legal expenses for the DMX matter and a $1.7 million provision for note receivable balances, and (ii) lower expenses incurred during the nine months ended September 30, 2006 including a $1.4 million decrease in bad debt expense, a $1.4 million decrease in restructuring expenses, and a $2.5 million decrease in salaries and related expenses resulting from the June 2005 revised business plan. These lower expenses incurred during the nine months ended September 30, 2006 were offset by a $0.2 million increase in consulting expenses as a result of the FTI consulting agreement and the $2.0 million impairment of incurred expenses related to the new ERP system, as discussed above in “Recent Developments”.

Depreciation and amortization expenses. Depreciation and amortization was $12.7 million and $13.8 million for the quarters ended September 30, 2006 and 2005, respectively, a decrease of 7.9%. Depreciation and amortization was $38.6 million and $41.8 million for the nine months ended September 30, 2006 and 2005, respectively. Depreciation and amortization of $8.7 million and $9.6 million for the quarter ended September 30, 2006 and 2005, respectively, and $26.5 million and $29.3 million for the nine months ended September 30, 2006 and 2005, respectively, are excluded from cost of revenue. Depreciation expense decreased $1.1 million in the nine months ended September 30, 2006 compared to 2005 due to certain subscriber investments and other fixed assets becoming fully amortized in 2005, along with the lower levels of subscriber investments as a result of lower installations. Amortization expense for the nine months ending September 30, 2006 and 2005 remained flat at $10.3 million.

Interest expense. Interest expense increased $0.4 million to $12.7 million for the quarter ended September 30, 2006 and increased $1.9 million for the nine months ended September 30, 2006 compared to the same 2005 periods. This increase is due to an increase in overall interest rates as our New Senior Credit facility bears interest at LIBOR plus a margin of 4.75%. Interest income generated on the outstanding cash balance is reflected in other income. Interest income was $0.3 million and $0.1 million for quarters ending September 30, 2006 and 2005, respectively, and was $0.7 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Income tax provision. Income tax benefit was $78 thousand and $27 thousand for the quarters ended September 30, 2006 and 2005, respectively. Income tax benefit was $242 thousand and $95 thousand for the nine months ended September 30, 2006 and 2005, respectively. Although the Company is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are taxable corporations. The income tax benefit relates to these corporate subsidiaries.

Net Loss. The combined effect of the foregoing resulted in a net loss of $10.4 million and $30.9 million for the quarter and nine months ended September 30, 2006, compared to a net loss of $11.3 million and $39.0 million for the comparable 2005 period.

Liquidity and Capital Resources

The Company evaluates the operating performance of its business using several measures, one of them being EBITDA as defined by our Senior Discount Notes, Senior Subordinated Notes, and Senior Notes indentures (defined as earnings before interest, income taxes (benefits), depreciation, and amortization plus all non-cash items reducing consolidated net income for such period except for any non-cash items that represent accruals of, or reserves for, cash disbursements to be made in any future accounting period, minus all non-cash items increasing consolidated net income for such period) (“EBITDA pursuant to the Notes”). EBITDA pursuant to the Notes is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, net income as a measure of performance, as determined in accordance with generally accepted accounting principles, known as GAAP. However, management believes that EBITDA pursuant to the Notes provides useful information because it is used to determine our ability to incur additional indebtedness. Consolidated Leverage ratios (defined as total debt, excluding non-recourse debt, less unrestricted cash divided by EBITDA pursuant to the Notes on a last quarter annualized basis) are the measure used to determine our ability to incur additional indebtedness under the indentures.

The following table provides reconciliation from net income to EBITDA pursuant to the Notes.

	Quarter Ended
	September 30, 2006	September 30, 2005
Net loss	$(10,433)	$(11,287)
Interest expense	12,688	12,288
Income tax benefit	(78)	(27)
Depreciation and amortization	12,679	13,763
Non-cash impairment charges	372	741

EBITDA pursuant to Notes	$15,228	$15,478

Consolidated Leverage Ratio for the Company	7.34 x	7.29 x
Consolidated Leverage Ratio for Muzak	6.94 x	6.90 x

	Nine Months Ended
	September 30, 2006	September 30, 2005
Net loss	$(30,923)	$(39,009)
Interest expense	37,715	35,824
Income tax benefit	(242)	(95)
Depreciation and amortization	38,572	41,803
Non-cash loss on extinguishment from debt	—	2,735
Non-cash impairment charges	1,336	1,470

EBITDA pursuant to Notes	$46,458	$42,728

Non-cash impairment charges reflect the write-off of capitalized installation labor upon client contract terminations.

Our principal sources of funds have historically been cash generated from operations and borrowings under the senior credit facility, which was fully repaid and terminated in April 2005. Cash was primarily used during the first nine months of 2006 to make investments in new client locations and to make interest payments on our indebtedness. Cash flows provided by operations were $25.7 million and $13.5 million, cash flows used in investing activities were $21.4 million and $27.3 million, and cash flows provided by (used in) financing activities were ($2.4) million and $28.7 million in the nine months ended September 30, 2006 and 2005, respectively.

Working capital (including the change in book overdraft) was a net source of $6.3 million in 2006 as compared to a net use of $1.5 million in 2005. Accounts receivable and inventory balances resulted in a source of $2.0 million and $2.3 million in the nine months ended September 30, 2006 and 2005, respectively. However, during the nine months ended September 30, 2005, the Company made incremental payments covering the period July 1, 2004 - December 31, 2004 under its new BMI agreement of approximately $1.6 million and also a payment to ASCAP for settlement of all claims for open audit periods prior to January 1, 2005.

The majority of our capital expenditures are comprised of the initial investment for the installation of equipment for new client locations. During the nine months ended September 30, 2006, our total initial net investment in new client locations was $20.0 million, which was comprised of equipment and installation costs attributable to new client locations of $15.5 million and $6.8 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term. We also receive installation revenue of $2.3 million relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term.

We also invested $4.1 million in system upgrades, furniture and fixtures, and computers to be used at our headquarters. Our investment to replenish the equipment exchange pool relating to our drive-thru systems client locations was $1.7 million during the nine months ended September 30, 2006.

Over the next twelve months, our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest payments on our indebtedness. The following table summarizes contractual obligations and commitments as of November 11, 2006 (in thousands).

	Payments due by Period
	Remaining 3 months 2006	2007	2008	2009	2010	After 2010	Total
Long-term debt	$293	$1,178	$102,516	$335,156	$24,417	$1,236	$464,796
Interest	13,799	47,627	39,824	14,474	1,705	360	117,789
Capital lease obligations	542	1,780	738	358	—	—	3,418
Operating leases	2,223	8,625	8,090	7,732	6,824	23,623	57,117
Unconditional purchase obligations	584	2,082	2,100	2,100	2,100	2,319	11,285

Total Contractual Cash Obligations	$17,441	$61,292	$153,268	$359,820	$35,046	$27,538	$654,405

We currently expect that our primary source of funds will be cash flows from operations and current cash balances. Total cash balance, including restricted cash of $1.7 million, was approximately $23.8 million as of November 9, 2006. The Company believes that its cash flow from operations, combined with its cash balances on hand will be sufficient to fund its growth in new client locations and debt service for at least the next twelve months.

Overall, the Company’s business plan anticipates growth in new client locations to be consistent with levels experienced over the last nine months. Given that the Company no longer has a revolving credit facility, if it requires cash in excess of amounts on hand, it may be required, among other things, to incur additional indebtedness, enter into other financing transactions, defer business opportunities, reduce its expenses, or sell assets. Our substantial indebtedness, including significant principle maturities due in 2008, could prove to be difficult to refinance or restructure at favorable terms or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period September 30, 2006, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K for the year ended December 31, 2005.

Item 4. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no changes during the nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting as previously disclosed in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

MUZAK HOLDINGS LLC MUZAK HOLDINGS FINANCE CORP.

	By:	/s/ STEPHEN P. VILLA
Date: November 14, 2006		Stephen P. Villa Chief Executive Officer (Principal Executive Officer)