Form 10-K
period 2006-12-31
MUZAK HOLDINGS LLC; MUZAK HOLDINGS FINANCE CORP
filed 2007-04-02
CIK 1085320, 1085319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

PART I

ITEM 1. BUSINESS

Muzak LLC (“Muzak”) believes that it is the leading provider of business music programming in the United States. Muzak is a wholly owned subsidiary of Muzak Holdings LLC, previously known as ACN Holdings, LLC. ACN Holdings, LLC was formed in September 1998 pursuant to the laws of Delaware and Muzak LLC began its operations on October 7, 1998 with the acquisition of independent franchisees from Audio Communications Network, Inc. On March 18, 1999, Muzak Limited Partnership merged with and into Audio Communications Network LLC. At the time of the merger, ACN changed its name to Muzak LLC. We refer to Muzak Holdings and its subsidiaries collectively as the “Company”.

Our two core products are Audio ArchitectureSM and VoiceSM. We provide our products to numerous types of businesses including specialty retailers, restaurants, department stores, supermarkets, drug stores, financial institutions, hotels, health and fitness centers, business offices, manufacturing facilities and medical centers, among others. During 2006, our top twenty clients represented approximately 15% of our revenues with no single client representing more than 5% of our revenues. Our clients typically enter into a non-cancelable five-year contract that renews automatically for at least one additional five-year term unless specifically terminated at the initial contract expiration date. We believe that our clients use our products because they recognize them as a key element in establishing their desired business environment, in promoting their corporate identities and in strengthening their brand images at a low monthly cost.

We also sell, install, and maintain equipment, such as sound systems, noise masking, and drive-thru systems. We provide these services primarily for our existing clients.

We provide our products and services domestically through our integrated, nationwide network of Company owned territories and franchisee territories. We believe our nationwide network is the largest in the industry and provides us with a key competitive advantage in effectively marketing and servicing clients ranging from local accounts with single or multiple locations to national accounts with significant geographic presences. In 2006, 95% of our revenues were generated by our owned operations and the remaining 5% were generated from fees from our franchisees.

Recent Developments

Operating Results:

During January 2006, the Company reorganized its field management structure, including the Operations, Sales and Customer Service departments. This move was designed to improve our technician productivity and increase our responsiveness to our customer’s needs and requests. To support this change, the Company created seven Regional Vice President positions that will be directly responsible for the operations, sales and customer service responsibilities of their respective regions. In conjunction with the field management reorganization, we recorded restructuring charges of $0.3 million for the twelve months ended December 31, 2006.

Personnel Changes:

The Company announced several key personnel changes during the year, including the following:

•

On November 13, 2006, R. Dodd Haynes was named as the Company’s Chief Financial Officer effective November 20, 2006. Prior to his appointment to CFO, Mr. Haynes served as the Vice President of Internal Audit and Loss Prevention at Family Dollar Stores, a NYSE listed retailer headquartered in Matthews, North Carolina.

•	On August 24, 2006, Bill Boyd, Chairman Emeritus of both Muzak Holdings LLC and Muzak LLC announced his retirement. Mr. Boyd, who recently turned 65 years old, had served as Chairman Emeritus.

•

On July 26, 2006, Thomas J. Gantert was named as the Company’s Chief Operating Officer. Prior to his appointment to COO, Mr. Gantert had served as the Senior Vice President of Operations since October 2004.

•

On July 17, 2006, Stephen P. Villa was named as the Company’s Chief Executive Officer. Prior to his appointment to CEO, Mr Villa had served as the Company’s Chief Financial Officer since September 2000 and Chief Operating Officer since October 2001. Mr Villa replaced Greg Rayburn who had served as Chief Executive Officer of the company for approximately one year through an agreement between the Company and FTI Palladuim Partners.

Other items:

On October 11, 2006, the Company recommended, and the Board of Directors authorized, that our relationship with the vendor of our current operating system be extended and renewed and that the implementation of the new enterprise resource planning (“ERP”) system be discontinued. As part of management’s ongoing assessment of the estimated costs and anticipated benefits associated with the ERP system and its implementation, the Company focused on projected operating efficiencies and determined that the greatest potential efficiencies, net of investments, could be reaped by working with our current vendor to implement improvements to systems and processes. The $2.0 million of implementation and design costs, consisting of $1.5 million of external costs and $0.5 million of internal project costs, associated with the ERP system, were written off as of September 30, 2006 and are included in selling, general and administrative expenses. Significant enhancements and improvements will be made to the existing operating system over the next fiscal year. Costs for these upgrades are not expected to exceed $2.0 million.

On March 16, 2007, the Company amended its senior secured term loan facility by extending the maturity date from April 15, 2008 to January 19, 2009 and reducing the applicable margin rate by 1%.

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

Voice is music and marketing for telephone on-hold, as well as in-store messaging. Our Voice staff creates customized music and messages that allow clients’ telephone systems to deliver targeted music and messaging during their customers’ time on hold. In addition, they also provide customized in-store messages that allow our clients to deliver targeted music and messaging to support their in-store point of sale merchandising. Our fully integrated sound studios and editing and tape duplication facilities provide flexibility in responding to clients’ needs. Our telephone and satellite delivery technologies allow us to expeditiously change our clients’ music and messages.

In connection with the sale of our Audio Architecture and Voice products, we sell or provide various system-related products, principally sound systems. As part of a typical music programming contract, we lease music receiving or playback equipment to our client. Our business music clients generally purchase audio equipment, such as sound systems, from us that supplements the music receiving or playback equipment.

We also sell, install and maintain non-music related equipment, such as drive-thru systems, television, intercom and paging systems. We provide these services for our business music and other clients. Additionally, we provide television programming packages, made available by Echostar, to our commercial clients. Maintenance of program-receiving equipment that we provide to business music clients is typically included as part of the overall music service. Installation and maintenance of audio or other equipment not directly related to reception of our business music service is provided on a contractual or time-and-materials basis. All of the equipment is manufactured by third parties, although some items bear the MUZAK® brand name.

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

Pursuant to the agreements, each franchisee pays us a monthly fee based on the number of businesses within its territory and a monthly royalty equal to approximately 10% of its billings for music services. Typically, this combined fee and royalty payment represents approximately $5 per month per client location. However, this monthly royalty is subject to adjustments, as we charge the franchisee additional amounts for Voice, on-premise music services and other services. The agreements also provide franchisees with guidelines regarding coordination of sales, installation and service to national client locations.

Distribution Systems

We transmit our offerings through various mediums including direct broadcast satellite transmission, local broadcast transmission, audio and videotapes and compact discs. During 2006, we served our music client locations through the following means: approximately 84% through direct broadcast satellite transmission, approximately 3% through local broadcast technology, and approximately 13% through recorded media consisting of tapes, compact discs, and hard-drives.

Our transmissions via direct broadcast satellite to clients are primarily from transponders leased from Microspace Communications Corporation (“Microspace”) and EchoStar Satellite Corporation (“EchoStar”). Microspace provides us with facilities for uplink transmission of medium-powered direct broadcast satellite signals to the transponders. Microspace, in turn, leases its transponder capacity on satellites operated by third parties. Such satellites include the Galaxy 3C satellite operated by Intelsat, through which a majority of our direct broadcast satellite client locations are served, and AMC-1, operated by SES Americom.

To mitigate our expenditures in the event of a satellite disruption, we have secured insurance to cover our re-pointing costs of up to $5.0 million in the event of a Galaxy 3C satellite failure. In addition, we have secured insurance coverage on AMC-1 to cover costs up to $4.2 million in the first quarter of 2007 stepping up to $4.6 million by the end of 2007.

The term of our transponder lease with Microspace for the Galaxy 3C satellite is projected to end in 2016 while the lease for AMC-1 is projected to end in 2011. Microspace can terminate its agreements with us immediately upon termination of its underlying agreements with Intelsat and SES Americom. We regularly review the availability of alternate transponders.

As part of our arrangements with EchoStar, we furnish music channels to commercial and residential subscribers over EchoStar’s satellite system. Pursuant to the agreements with EchoStar, EchoStar pays us a programming fee for each of its residential subscribers and pays us, and our franchisees, a commission for sales made by EchoStar or its agents to commercial subscribers in the respective territories. We pay EchoStar a fee for uplink transmission of music channels to our clients and we rent space at EchoStar’s Cheyenne, Wyoming uplink facility. We also pay EchoStar a royalty and combined access fees on music programs sold by the Company, which are distributed by EchoStar to commercial subscribers. The term of each of our agreements with EchoStar is dependent upon the life of one of its satellites, which is estimated to cease operations sometime in 2010. During the first quarter of 2004, EchoStar informed us that it had agreed to distribute Sirius Satellite Radio’s programming to EchoStar’s residential subscribers. At that time we believed that such programming would replace our music channels offered to EchoStar’s residential subscribers and, possibly, EchoStar’s commercial subscribers. As of December 31, 2006, EchoStar has continued to utilize our music channels for EchoStar’s residential and commercial subscribers, and we do not foresee a change in such use in the near future. Even if EchoStar were to discontinue utilizing our programming, EchoStar would remain obligated to uplink and provide space segment to distribute our music channels currently being offered to our commercial subscribers over EchoStar’s satellite system. In any event, we believe that any future discontinuation of our programming to EchoStar’s commercial and/or residential subscribers would not have a material financial impact on the Company.

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

Competition

We compete with many local, regional, national and international providers of business music services. National competitors include, but are not limited to, PlayNetworks, In-Store Broadcasting Network (“IBN”), Trusonic, DMX Music, Inc., Premier Retail Networks (“PRN”), EMedia Networks, and the Private Label Radio Division of DMI Music and Media Solutions. Local and regional competitors are typically smaller entities that target businesses with few locations; such competitors include self-described music “consultants” who can be found utilizing technologies such as Apples’ IPOD®, MP3 players, and playlist management software.

We also compete with companies that are not principally focused on providing business music services. Such competitors include Sirius Satellite Radio, XM Radio, webcasters and traditional radio broadcasters that encourage workplace listening, video services that provide business establishments with music videos or television programming, and performing rights societies (ASCAP, BMI, and SESAC) that license business establishments to play sources such as CD’s, tapes, MP3 files, and satellite, terrestrial, and internet radio.

We compete on the basis of service, the quality and variety of our music programs, the availability of our non-music services and, to a lesser extent, price. Even though we are seldom the lowest-priced provider of business music in any territory, we believe that we can compete effectively due to the widespread recognition of the Muzak name, our nationwide network, the quality and variety of our music programming, the talent of our audio architects and our multiple delivery systems. While we believe that we compete effectively, our competitors have established client bases and are continually seeking new ways to expand such client bases and revenue streams. As a result competition may negatively impact our ability to attract new clients and retain existing clients at current profitability levels.

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

National Salesforce

Our national sales group is responsible for securing new national and key accounts and maintaining our existing client base of national and key accounts. We currently have a total of seven account managers focused exclusively on creating and maintaining relationships with clients that have approximately 50 or more locations. Each owned operation and franchisee is responsible for installing and servicing the national accounts within its territory.

Local Salesforce

We currently have a team of approximately 150 locally based personnel focused on securing new client contracts and renewing existing contracts. This team of sales managers, sales leads, and account executives typically focuses on clients with fewer than 50 locations, which may include individual franchisees of national chains.

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

The rights that we license to re-record and distribute music to support clients who require on-premise, non-broadcast delivery systems include mechanical rights from publishers. Mechanical rights are rights held by publishers that entitle them to control the copying of their musical compositions onto physical media. We license mechanical rights directly from publishers as well as The Harry Fox Agency (“HFA”)—a collective that represents publishers and collects royalties on their behalf. Our license with HFA has been in an interim status since January 1, 2003 and we have been reporting and paying royalties in accordance with HFA’s directives since such time. In 2006, we implemented new processes and data management tools to facilitate the licensing of mechanical rights in preparation of our eventual transition to a new licensing agreement with HFA.

To further facilitate our re-recording and distribution of music for on-premise use by our clients, we also maintain licensing relationships with various record companies and labels. While these rightholders receive royalties from us, we make every effort to create value that extends beyond monetary payments. Such efforts include promotional activities and support. Our existing relationships with major and independent labels reflect all segments of the recording industry and we consistently strive to identify and nurture new relationships like our recently announced affiliation with The Orchard, the world’s largest distributor of independent music.

In connection with the provision of our business music programming during the years ended December 31, 2006 and 2005, we incurred expense of $16.2 million and $15.0 million, respectively, in royalties to ASCAP, BMI, SESAC, HFA, publishers and record companies.

Government Regulation

We provide music services in a few areas in the United States through 928 to 960 megahertz frequencies, as well as subcarrier transmissions via FM radio channels, licensed by the Federal Communications Commission (“FCC”). Additionally, the FCC licenses the frequencies used by satellites on which we transmit direct broadcast satellite services in the United States. If the FCC or any other person revokes or refuses to extend any of these licenses, we would be required to seek alternative transmission facilities.

Employees

As of December 31, 2006, we had 1,235 full-time and 26 part-time employees. Among this group, we employ 133 technical and service personnel who are union members. These personnel belong to 14 bargaining units, 13 of which are represented by the International Brotherhood of Electrical Workers and one of which is represented by the Communication Workers of America. All of our union contracts are current. We believe that our relations with our employees and with the unions that represent them are generally good.

Available Financial Information

The Company’s most recent quarterly report on Form 10-Q can be found on the Company’s website, www.muzak.com and on the SEC’s website, www.sec.gov. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s 2006 annual report on Form 10-K will be available on the Company’s website as soon as reasonably practical.

ITEM 1A. RISK FACTORS

We are dependent on satellite delivery provided by third parties.

There are a limited number of satellites with orbital positions suitable for direct broadcast satellite transmission of our signals and a limited number of available transponders on those satellites. Satellite transponders receive signals, translate signal frequencies and transmit signals to receiving satellite dish antennas. If our current transponders experience failures or our current transponders lessors were unable to provide us with transponder services, we would have to seek alternative transponder or satellite facilities and to repoint satellite dishes at our clients’ locations. However, alternative transponders and facilities may not be available on a timely or cost-effective basis, may be available only on a satellite that is not positioned as favorably as our current satellites or may require a change in the frequency currently used to transmit and receive our signal. If we are required to enter into new transponder lease agreements, we cannot provide assurance that we will be able to do so on terms as favorable as those in our current agreements.

In addition, some of our clients receive our direct broadcast satellite transmissions via uplink and space segment provided by EchoStar Satellite Corporation. In the event that the disruption, expiration or earlier termination of such services were to require us to identify alternative broadcast solutions for our affected clients, we would be further required to recapitalize such accounts. Such recapitalization would be necessary since EchoStar compatible satellite receivers and satellite dishes installed at our clients’ locations are not compatible with other satellite systems or alternative satellite transponders.

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

Our ability to secure rights, licenses, and content is not assured, and we may not be able to secure such on commercially reasonable terms or at all. While we endeavor to provide our Audio Architects with a wide variety of licensed repertoire, rights-holders may, from time to time, question our use of their works. Such rights-holders may fail to recognize the promotional value of being part of the our repertoire of available musical works or may recognize such promotional value but otherwise insist on unreasonable terms. Limitations on the availability of certain musical works may result in the discontinuance of certain programs, and as a result, may lead to increased client churn.

Investment in new business strategies and initiative could disrupt our ongoing business and may present risks not originally contemplated

During 2006, the Company ceased its efforts to replace its existing enterprise resource planning system (“ERP”) and focused its efforts on working with our current vendor to implement improvements in our existing system. While we expect that our current vendor will be able to modify our existing system to meet our needs in a timely and cost effective manner, software projects carry risks such as cost overruns, project delays, and business interruptions and delays. If we experience a material business interruption as a result of our ERP enhancement project, it could have a material adverse effect on our business, financial position, results of operations, and cash flows.

We may be unable to successfully compete in our industry.

We compete with many local, regional, national and international providers of business music services. National competitors include, but are not limited to, PlayNetworks, In-Store Broadcasting Network (“IBN”), Trusonic, DMX Music, Inc., Premier Retail Networks (“PRN”), EMedia Networks, and the Private Label Radio Division of DMI Music and Media Solutions. Local and regional competitors are typically smaller entities that target businesses with few locations; such competitors include self-described music “consultants” who can be found utilizing technologies such as Apples’ IPOD®, MP3 players, and playlist management software.

We also compete with companies that are not principally focused on providing business music services. Such competitors include Sirius Satellite Radio, XM Radio, webcasters and traditional radio broadcasters that encourage workplace listening, video services that provide business establishments with music videos or television programming, and performing rights societies (ASCAP, BMI, and SESAC) that license business establishments to play sources such as CD’s, tapes, MP3 files, and satellite, terrestrial, and internet radio.

We compete on the basis of service, the quality and variety of our music programs, the availability of our non-music services and, to a lesser extent, price. Even though we are seldom the lowest-priced provider of business music in any territory, we believe that we can compete effectively due to the widespread recognition of the Muzak name, our nationwide network, the quality and variety of our music programming, the talent of our audio architects and our multiple delivery systems. While we believe that we compete effectively, our competitors have established client bases and are continually seeking new ways to expand such client bases and revenue streams. As a result competition may negatively impact our ability to attract new clients and retain existing clients at current profitability levels.

We may be unable to keep pace with technological change affecting the production and delivery of our products.

There are numerous methods by which our existing and future competitors can deliver programming, including various forms of recorded media, direct broadcast satellite services, wireless cable, fiber optic cable, digital compression over existing telephone lines, advanced television broadcast channels, Digital Audio Radio Service and the Internet. Competitors may use different forms of delivery for the services we offer, and clients may prefer these alternative delivery methods. We may not have the financial or technological resources to adapt to changes in available technology and our clients’ preferences.

We cannot provide assurance that we will be able to use, or compete effectively with competitors that adopt new delivery methods and technologies, or keep pace with discoveries or improvements in the communications, media and entertainment industries. We also cannot provide assurance that the technology we currently rely upon will not become obsolete. Advances in telecommunications technology and Internet music delivery systems have lowered the barriers to entry in the business music industry and have resulted in increased competitive pressure on us.

Changes in laws and government regulation could adversely affect our business.

We are subject to laws and governmental regulation in the United States and other countries in which we provide services. Our business prospects could be adversely affected by the adoption of new laws, policies or regulations that change the present regulatory environment. Such changes could negatively impact the production and distribution of our services. To the extent that we continue to voluntarily furnish periodic reporting to the Securities and Exchange Commission, we will also be required to comply with the various provisions of the

Sarbanes-Oxley Act, as amended (“SOX”). Such obligations will include compliance with Section 404 of SOX that addresses internal controls. The cost to comply with Section 404 may entail significant investments in management’s time and the cost of outside consultants.

Increased subscriber turnover may affect our financial performance.

Our churn rate has been approximately 9.9% for 2006 and 2005. We define our churn rate as the percentage of monthly recurring revenue cancelled as a percentage of our recurring revenue base at the beginning of the applicable year. High churn rates negatively impact our cash flows from operations and require us to make further investments in order to maintain such operating cash flows.

Our business results could be adversely affected if we lose key personnel

Our success depends in large part upon the abilities and continued service of our senior management personnel. The loss of certain members of senior management could seriously affect our business prospects. We do not maintain key man life insurance on any of our senior management personnel.

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

Our ability to make payments on and refinance our debt and to fund planned investments relating to new client locations will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to significantly reduce or delay our business activities and investments relating to new client locations, sell assets, obtain additional equity capital or restructure or refinance all or part of our debt. We currently believe that principle payments due in 2009 and beyond will require refinancing. We cannot provide assurance that we could accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

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

As of December 31, 2006, our total amount of indebtedness is $464.0 million. Our substantial indebtedness could have important consequences. For example, it could:

•	prove difficult to refinance such indebtedness at favorable term or at all;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate purposes;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases its headquarters located at 3318 Lakemont Boulevard, Fort Mill, South Carolina. The telephone number of our headquarters is (803) 396-3000. Our headquarters consists of approximately 100,000 square feet which accommodates our executive offices, operations, national sales, marketing, technical, finance and administrative staffs, and a warehouse. We also have local sales offices and warehouses in various locations, and lease space at two satellite uplink facilities. Approximately 95% of the total square footage of all of the Company’s facilities is leased and the remainder is owned.

The Company considers all of its properties, both owned and leased, suitable for its existing needs. We are currently assessing options on certain properties where excess space has been identified as part of the revised business plan model. We recorded an impairment of $0.8 million as part of restructuring in June 2005 to reflect this excessive capacity. As of December 31, 2006 the balance of the impairment was $0.5 million.

ITEM 3. LEGAL PROCEEDINGS

Muzak and the Company are co-defendants in a lawsuit filed in the U.S. District Court, Northern District of Illinois, Eastern Division, by Sound of Music, Ltd., a former franchisee of Muzak. Sound of Music, Ltd. is asserting claims against Muzak and the Company for violation of Federal securities laws, breach of contract and common law fraud. The case has arisen as a result of Sound of Music, Ltd.’s sale of substantially all of its MUZAK® related assets to Muzak and the Company in 2001. Sound of Music, Ltd. commenced this lawsuit more than three years after the parties consummated the purchase and sale transaction and now contends that it did not receive the total consideration promised and that the value of certain Class A units of the Company received in consideration for the assets was misrepresented. Sound of Music, Ltd. is seeking damages in excess of $1 million. While we are unable to predict the outcome of this case, we contend that Sound of Music, Ltd.’s assertions, claims, and allegations against Muzak and the Company are without merit, and we are vigorously contesting the same. Discovery is near conclusion, and we have filed a Motion for Summary Judgment that is currently pending with the court. Trial is tentatively set for May 15, 2007.

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

During 2006, the Company repurchased 11.6 Class B-1 Units, 11.6 Class B-2 Units, and 12.0 Class B-3 Units from a member of management.

All such repurchases were deemed exempt from registration under the Securities Act by virtue of Section 4 (2) thereof, as transactions not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is Selected Financial Data for the Company for the years ended December 31, 2006, 2005, 2004, 2003, and 2002. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this report.

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003	Year Ended December 31, 2002
Statement Of Operations Data:
Net revenues	$248,600		$246,925		$245,862		$235,014	$217,717
Income (loss) from continuing operations	9,673		1,896		(560)		8,309	(2,636)
Interest expense	50,488		48,273		44,148		40,253	36,533
Net loss (1)	(39,255)		(48,557)		(46,129)		(34,812)	(38,021)
Balance Sheet Data (At Period End):
Total assets	$391,742		$428,068		$446,072		$470,574	$470,673
Intangible assets, net	206,771		220,373		234,012		253,934	270,756
Working capital (deficit)	26,089		30,236		14,705		14,342	(2,328)
Long-term debt, including current portion	463,999		464,890		429,337		411,518	377,769
Capital lease obligations	3,189		3,428		4,938		5,232	4,224
Redeemable preferred stock and Class A units	229,108		193,367		163,104		137,479	116,902
Other Data:
Capital expenditures for property and equipment	$28,332		$35,254		$36,044		$39,902	$37,384
Cash flows provided by (used in) operations	34,535		22,729		24,591		27,865	31,589
Cash flows used in investing activities	(28,238)		(35,190)		(37,947)		(41,489)	(38,789)
Cash flows provided by (used in) financing activities	(3,279)		28,054		11,493		14,127	6,398
EBITDA pursuant to the Notes (2)	63,510		59,524		65,387		72,231	67,665
Consolidated Leverage Ratio for the Company (3)	6.54	x	6.70	x	6.76	x	—	—
Consolidated Leverage Ratio for Muzak (3)	6.19	x	6.34	x	6.38	x	—	—

(1)	Net loss for the year ended December 31, 2006 includes a $2.0 million write-off associated with the discontinued ERP system and $0.3 million related to severance. Net loss for the year ended December 31, 2005 includes a $2.7 million loss on early extinguishment of debt related to the write-off of financing fees associated with the Company’s refinanced Senior Credit Facility, $1.7 million related to severance and other termination benefits, $1.7 million impairment of notes receivable, and $0.6 million charges related to Hurricane Katrina. Net loss for the year ended December 31, 2004 includes incremental royalty expenses of $1.6 million related to the new BMI agreement, a $1.5 million reduction in reserves for prior period licensing royalties due to resolution and closure of certain audit periods, $1.8 million relating to severance and other termination benefits, a $0.6 million impairment of a note receivable, a $6.5 million impairment of deferred production costs, and a $1.8 million loss on early extinguishment of debt related to the repurchase of Senior Discount Notes as well as a reduction in revolver commitment. Net loss for the year ended December 31, 2003 includes a $3.7 million loss on early extinguishment of debt related to the write-off of financing fees associated with the Company’s refinanced Senior Credit Facility. Net loss for the year ended December 31, 2002 includes a $3.1 million charge to increase reserves for estimated prior period licensing royalties and related expenses and a charge of $0.5 million in connection with exploring various financing alternatives.
(2)	The Company evaluates the operating performance of its business using several measures, one of them being EBITDA as defined by our Senior Discount Notes, Senior Subordinated Notes, and Senior Notes indentures (defined as earnings before interest, income taxes (benefits), depreciation, and amortization plus all non-cash items reducing consolidated net income for such period except for any non-cash items that represent accruals of, or reserves for, cash disbursements to be made in any future accounting period, minus all non-cash items increasing consolidated net income for such period) (“EBITDA pursuant to the Notes”). EBITDA pursuant to the Notes is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, net income as a measure of performance, as determined in accordance with generally accepted accounting principles, known as GAAP. However, management believes that EBITDA pursuant to the Notes provides useful information because it is used to determine our ability to incur additional indebtedness. Consolidated Leverage ratios are the measure used to determine our ability to incur additional indebtedness under the indentures.
(3)	Consolidated Leverage Ratio for the Company and Muzak in 2003 and 2002 are not comparable to the later years and have been omitted from this table.

The following table provides a reconciliation from net income to EBITDA pursuant to the Notes.

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net loss	$(39,255)	$(48,557)	$(46,129)	$(34,812)	$(38,021)
Interest expense	50,488	48,273	44,148	40,253	36,533
Income tax benefit	(411)	(209)	(168)	(625)	(956)
Depreciation and amortization	51,006	55,278	60,043	63,721	70,109
Non-cash loss on extinguishment of debt	—	2,735	874	3,694	—
Non-cash impairment charges	1,682	2,004	6,619	—	—

EBITDA pursuant to Notes	$63,510	$59,524	$65,387	$72,231	$67,665

During 2006. the Company recorded $1.7 million of charges to reflect the write-off of capitalized installation labor upon client contract terminations.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues, Cost of Revenues, Expenses and New Client Investments

Revenues from the sale of music and other business services and franchisees represented 76.5% of our total revenue in 2006, while equipment and other services revenue represented the remaining 23.5% of our total revenue in 2006.

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

Expenses

Selling, general and administrative expenses include salaries, benefits, commissions, travel, marketing materials, training and occupancy costs associated with staffing and operating local sales offices. These expenses also include personnel and other costs in connection with our headquarters functions. Subscriber acquisitions costs (sales commissions) are amortized as a component of selling, general and administrative expense over the initial contract term. If a client’s contract is terminated early, the unamortized sales commission is typically recovered from the salesperson and any uncollected subscriber acquisition costs are expensed to reflect the termination of the client contract.

New Client Investment

The majority of our investments are comprised of our initial outlay for each new client location. We incur these costs only after receiving a signed contract from a client. Our typical initial one-time client installation investment per client location includes equipment, installation labor and sales commissions, net of installation fees. During the year ended December 31, 2006, our total initial investment in new client locations was $30.2 million, which was comprised of equipment and installation costs attributable to new client locations of $21.3 million and $8.9 million in subscriber acquisition costs. The cost of equipment and labor installed at the client’s premises is recorded within property and equipment and amortized over five years. In the event of a contract termination, we can typically recover and reuse the installed equipment. Subscriber acquisitions costs incurred in connection with acquiring new client locations are amortized as a component of selling, general and administrative expense over the initial contract term. If a client’s contract terminates early, the unamortized sales commission is typically recovered from the salesperson and any uncollected subscriber acquisition costs and capitalized installation labor costs are expensed to reflect the termination of the client contract.

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

Accounts Receivable and Allowance for credits and doubtful accounts. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments under their contracts. Management evaluates the credit risk and financial viability of the client to estimate the allowance. Account balances are charged off against the allowance when we feel it is probable that the receivable will not be recovered. In addition, we maintain an allowance for credits issued to clients, which are recorded as a reduction to revenue. We do not have any off-balance sheet credit exposure related to our customers.

Allowance for inventory. The Company maintains an allowance for inventory for estimated losses resulting from obsolescence or shrinkage. Management evaluates the adequacy of this allowance by assessing the age and utility of its existing inventory.

Property and equipment. The Company has significant property and equipment on its balance sheet which is primarily comprised of equipment provided to subscribers and the labor associated with the installation of the equipment provided to subscribers. The Company capitalizes labor by identifying the labor hours tracked by our technicians for installations of equipment provided to subscribers for receipt of the Company’s products. If a client contract terminates early, the Company estimates and records a charge in selling, general, and administrative expenses to reflect the write-off of the unamortized capitalized installation labor. Due to the significant volume of transactions that occur each year for both new installations and cancellations, we do not track costs specifically by customer contract, and therefore estimates are required to determine the costs to expense for cancellations when a client contract terminates early. Upon a contract cancellation, the Company retrieves the equipment provided to the client from the client location to be re-used at another client location. Additionally, the valuation and classification of these assets and the assignment of useful depreciable lives involves judgment and the use of estimates. Changes in business conditions, technology, or customer preferences could potentially require future adjustments to asset valuations.

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

Deferred Subscriber Acquisition Costs. The Company has significant deferred subscriber acquisition costs on its balance sheet, which consist of commissions incurred in connection with acquiring new subscribers. The deferred subscriber acquisition costs are amortized into selling, general, and administrative expenses over the life of the client contract or five years, whichever is shorter, on a straight-line basis. If a client contract terminates early, the unamortized subscriber acquisition cost is typically recovered from the salesperson and any uncollected subscriber acquisition costs are expensed to reflect the termination of the client contract.

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

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. Revenues increased 0.7% to $248.6 million in 2006 from $246.9 million in 2005. Music and other business services revenue increased 1.1% from $188.2 million in 2005 to $190.3 million in 2006. This increase is due to an increase in pricing, including annual rate increases, and additional services sold to existing clients, offset in part by a decline in the number of client locations. During the twelve months ended December 31, 2006, our cancellations exceeded our client gross additions by 4,400 clients. The overall reduction was driven by a net reduction of 4,200 Audio Architecture locations and 300 other locations, offset by an increase of 100 Voice locations. Other locations include such products as Commercial TV and Drive Thru maintenance.

Equipment and labor revenues decreased 0.7% over 2005. The decrease is primarily due to lower equipment sales. This decrease is primarily consistent with the revised business plan implemented in the second quarter of 2005.

Cost of Revenues. Total cost of revenues increased 5.4% to $104.0 million in 2006 from $98.7 million in 2005. Cost of music and other business services increased $3.4 million to $45.3 million in 2006 from $41.9 million in 2005. Cost of music and other business services as a percentage of music and other business service revenues was 23.8% and 22.3% in 2006 and 2005, respectively. The increase in cost of music revenue as a percentage of revenue is primarily due to an increase in amounts owed to licensors as a result of more clients receiving our service via on-premise devices, net reduction in audio architecture accounts on a fixed cost infrastructure for satellite space segment, programming and performance right licensing payments, and programming costs associated with the increase in our commercial television product offering.

Cost of equipment and related services as a percentage of equipment and related services was 100.7% and 96.7% in 2006 and 2005, respectively. In addition to equipment costs, these costs include salary, payroll taxes, and employee benefit related costs associated with our field install and service technicians as well as the management and centralized staff that supervise and schedule such technicians. Additionally, these costs also include the warehouse and purchasing functions and vehicle related expenses. In 2006, the Company continued to focus on improving margins on equipment and related services. The reduced installation activity levels that have resulted from our June 2005 revised business plan will require further productivity improvements in order to fully absorb the fixed cost management infrastructure. Our field realignment announced and implemented in

January 2006 was designed to generate such productivity improvements. We began to see certain benefits in the 2nd half of 2006, and the Company believes there are further benefits to be realized in 2007.

Selling, General, and Administrative. Selling, general, and administrative expenses decreased 7.8% to $83.9 million in 2006 from $91.0 million in 2005. Amortization of deferred subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses decreased to $16.9 million in 2006 as compared to $17.6 million in 2005. The remaining decrease of $6.4 million is comprised of the following items that were recorded in 2005 and not in 2006: {i} $1.7 million impairment charge on a note receivable and {ii} $0.6 million in impairment related to Hurricane Katrina. The Company also experienced decreases in the following expense items in 2006: {i} $3.0 million in salaries, commission, bonus and employee benefits {ii} $1.9 million in professional services/consulting expense {iii} $1.0 million in bad debt expense. These decreases were partially offset by the $2.0 million write-off of the ERP system in 2006.

Restructuring Charges. Restructuring charges were $0.3 million and $1.7 million in 2006 and 2005, respectively. Restructuring charges in 2006 were recorded in conjunction with the changes in the field operations and are comprised of severance and related expenses. Restructuring charges in 2005 included severance and other related facility costs associated with the implementation of the Company’s revised business plan in 2005.

Depreciation and amortization expense. Depreciation and amortization expense was $51.0 million and $55.3 million in 2006 and 2005, respectively. Depreciation expense decreased $4.3 million to $37.3 million in 2006 from $41.6 million in 2005. The decrease is due primarily to certain subscriber investments and other fixed assets becoming fully amortized in 2006. Amortization expense was $13.7 million in 2006 and 2005.

Interest expense. Interest expense increased $2.2 million or 4.6% to $50.5 million in 2006 compared to $48.3 million in 2005. This increase is attributed to an increase in interest rates associated with our Senior Credit Facility, which until March 2007 bore interest at LIBOR plus a 4.75% margin. Interest income generated on our outstanding cash balances is reflected in other income. Interest income was $1.0 million and $0.4 million for 2006 and 2005, respectively.

Net Loss: Net loss decreased $9.3 million to $39.3 million in 2006 from $48.6 million in 2005 due to the reasons stated above.

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

Cost of Revenues Total cost of revenues increased 7.5% to $98.7 million in 2005 from $91.8 million in 2004. Cost of music and other business services revenues increased $7.1 million to $41.9 million in 2005 from $34.9 million in 2004. Cost of music and other business services revenues as a percentage of music and other business service revenues was 22.3% and 18.9% in 2005 and 2004, respectively. The increase in cost of music revenue is primarily due to incremental royalty expenses of approximately $2.6 million for 2005 relating to our new licensing agreement with BMI and an increase in amounts owed to licensors as a result of more clients opting to receive our service via an on-premise device. In addition, 2004 included the capitalization of $2.0 million of costs incurred to create master music programs for future distribution to the Company’s clients. The remaining increase in cost of music and other business services revenues is primarily due to increases in costs associated with media products and commercial television services provided by third party vendors. Cost of equipment and related services revenue as a percentage of equipment and related services revenue was 96.7%

and 92.6% in 2005 and 2004, respectively. The increase in costs is due to an increase in labor resources necessary to service our increased recurring revenue base, and higher costs associated with salaries, healthcare, employee benefits related to our technicians, and higher fuel costs, as well as, lower overall equipment and labor revenues.

Selling, General, and Administrative. Selling, general, and administrative expenses increased 3.4% to $91.0 million in 2005 from $88.0 million in 2004. Amortization of deferred subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses increased to $17.6 million in 2005 as compared to $15.8 million in 2004. The remaining increase of $1.2 million is comprised of the following: (i) $1.5 million of costs associated with the new FTI Consulting agreement (ii) $1.0 million provision for notes receivable balances (iii) a $0.6 million impairment charge related to Hurricane Katrina (iv) $0.9 million in additional loss on early extinguishment of debt and (v) $1.0 million charge relating to the settlement with DMX Music, Inc. These increases of $5.0 million were substantially offset by (i) a decrease in professional fees of $1.3 million, (ii) a reduction of bad debt of $2.0 million, (iii) a $.5 million decrease in contract labor. The decrease in professional fees is in connection with 2004 costs related to the rate court proceedings and various lawsuits.

Impairment charge. The $6.6 million reduction in impairment charges from 2004 to 2005 was related to the $6.6 million impairment of its deferred production costs during the fourth quarter of 2004. Historically, deferred production costs were incurred to create master music programs for future distribution to the Company’s clients. As a result of technological enhancements in the Company’s processes for creating and distributing many of its core music programs, the use of master recordings in the music creation and delivery process has been substantially eliminated.

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

Deprecation and amortization expense. Depreciation and amortization expense was $55.3 million and $60.0 million in 2005 and 2004, respectively. Depreciation expense decreased $3.0 million to $41.6 million in 2005 from $44.6 million in 2004. The decrease is due primarily to certain subscriber investments and other fixed assets becoming fully amortized in 2004. Amortization expense decreased $1.7 million to $13.7 million in 2005 from $15.4 million in 2004 due to several trademarks becoming fully amortized during 2004. In addition, 2004 include approximately $0.8 million of amortization expense relating to deferred production costs. During the fourth quarter of 2004, the Company recorded an impairment of its deferred production costs, and the use of master recordings in the music creation and delivery process has been substantially eliminated.

Interest expense. Interest expense increased $4.1 million or 9.3% in 2005 as compared to 2004. The increase is due to higher overall indebtedness incurred in 2005. In addition, an increase in overall interest rates has resulted in an increase in interest expense as our New Senior Credit facility bears interest at LIBOR plus a margin of 4.75%. Interest income generated on the outstanding cash balance is reflected in other income. Interest income was $0.4 million for 2005.

Loss on extinguishment of debt. The $2.7 million loss on extinguishment of debt in 2005 is related to the April 15, 2005 refinancing of the then existing Senior Credit Facility with a new $105.0 million senior secured term loan facility. A portion of the proceeds was used to repay the then existing outstanding term and revolving loans. The $2.7 million loss is related to the write-off of financing fees associated with the repayment of the then existing outstanding term and revolving loans. The $1.9 million loss on extinguishment of debt in 2004 was comprised of (i) $1.7 million relating to the repurchase of $32.7 million in aggregate principal amount of the Company’s 13% Senior Discount Notes at a premium of $1.0 million and the write off of related deferred financing fees of $0.7 million and (ii) $0.2 million relating to the write off of financing fees associated with the $5.0 million reduction in revolving commitments.

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

2007 Expectations of Results of Operations

Overall, we expect that 2007 results of operations will be similar to the results of operations achieved in 2006. We believe that net revenues from music and other business services will grow by less than 1% as the company continues to follow its revised business plan that reduces the number of new client locations as a means to limit its up front capital investments and seeks to reduce levels of cancellations of existing clients. We expect that the margin on music and other business services will improve slightly. The continued use of standardized pricing will improve margins from the sale of equipment and related services while maintaining revenue at a level similar to 2006. Selling, General and Administrative expenses are anticipated to decrease slightly.

Liquidity and Capital Resources

Sources and Uses. Our principal sources of funds have historically been cash generated from operations and borrowings under the revolving portion of the senior credit facility, which was fully repaid and terminated in April 2005. Cash was primarily used during 2006 to make investments relating to new client locations and to make interest payments on our indebtedness. Cash flows provided by operations were $34.5 million, $22.7 million, and $24.6 million and cash flows used in investing activities were $28.2 million, $35.2 million, and $37.9 million during the years ended December 31, 2006, 2005, and 2004, respectively. During the years ended December 31, 2006, 2005, and 2004, cash flows provided by (used in) financing activities were ($3.3) million, $28.1 million, and $11.5 million, respectively.

The majority of our capital expenditures are comprised of the initial one-time investment for the installation of equipment for new client locations. During the year ended December 31, 2006, our total initial investment in new client locations was $30.2 million, which was comprised of equipment and installation costs attributable to new client locations of $21.3 million and $8.9 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and amortized as a component of selling, general and administrative expenses over the initial contract term. We also receive installation revenue relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term of five years.

We also invested $3.0 million in system upgrades, furniture and fixtures, and computers to be used at our headquarters. Our investment to replenish the equipment exchange pool relating to our drive-thru systems client locations was $2.3 million during 2006. In addition, during 2006, we incurred equipment and installation costs of $1.0 million relating to conversions from one delivery platform to another delivery platform. We used existing receivers for the majority of these conversions, but incurred installation costs and costs associated with procuring satellite dishes.

With the implementation of consistent policies and procedures in all functional areas as well as the standardization of product offerings, the Company was able to reduce accounts receivable and inventory balances by $0.6 million and $3.7 million, respectively, in 2006 compared to 2005.

Our future need for liquidity will arise primarily to fund capital expenditures for investments in new client locations and to fund interest payments on our indebtedness. The following table summarizes contractual obligations and commitments at December 31, 2006 (in thousands).

	Payments due by period
	1 year	2-3 years	4-5 years	After 5 years	Total
Long-term debt	$1,178	$437,675	$24,609	$1,031	$464,493
Interest	47,260	61,973	1,818	248	111,299
Royalties payable to ASCAP and BMI	12,800	22,600	—	—	35,400
Capital lease obligations	2,202	1,684	—	—	3,886
Operating leases	8,769	16,166	11,823	19,083	55,841
Unconditional purchase obligations	2,082	4,200	4,200	219	10,701

Total contractual cash obligations	$74,291	$544,298	$42,450	$20,581	$681,620

We currently anticipate that our total initial investment in new client locations during 2007 will be approximately $32.5 million including $22.6 million of equipment and installation costs attributable to new client locations, and $9.9 million in subscriber acquisition costs relating to these new locations. The Company is focused on reducing the initial investment associated with new client locations through the re-use of equipment and efficiencies gained from product standardization, vendor consolidation and labor management, and a reduction in the new client location growth rate. We are addressing the conversion of clients from legacy platforms, particularly CDI, that are difficult to maintain. Such conversions will entail an incremental increase of $1.0 million to our normal annual conversion costs. We anticipate our investment in property and equipment to be used at headquarters, equipment for use in the exchange pool for servicing drive-thru systems client locations, and total equipment and installation costs for conversions will be approximately $6.8 million.

We currently expect that our primary source of funds will be cash flows from operations and current cash balances. Total cash available, including restricted cash of $1.7 million, was approximately $23.4 million as of March 23, 2007. The Company believes that its cash flow from operations, combined with its cash balance on hand will be sufficient to fund its growth in new locations and debt service for the next 12 months. On April 15, 2005, the Company refinanced its then existing Senior Credit Facility with a $105.0 million term loan. A portion of the proceeds was used to repay the existing outstanding term and revolving loans and associated interest and to collateralize outstanding letters of credit under the then existing Senior Credit facility, and to pay related fees and expenses. On March 16, 2007, the Company amended this term loan by extending the maturity from April 2008 to January 2009 and reducing the applicable margin by 1%.

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

Related party transactions

The Company has a Management and Consulting Services Agreement (“Management Agreement”) with ABRY Partners, which provides that Muzak will pay a management fee as defined in the Management Agreement. During 2006, 2005 and 2004, Muzak incurred fees and expenses of $0.0 million, $0.2 million, and $0.3 million, respectively under this agreement. Either Muzak or ABRY Partners, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other. As of December 31, 2006, the Company owes ABRY Partners approximately $2.8 million under this Management Agreement.

The Company has a Consulting Service Agreement with Composing Spaces, an interior design and property management company operated by Maggie Gantert, wife of Tom Gantert, the Company’s Chief Operating Officer. Composing Spaces is assisting the Company in identifying and designing field office and warehouse locations which are more consistent with the staffing levels after the revised business plan. Muzak incurred fees and expenses of $86 thousand and $45 thousand in 2006 and 2005, respectively.

Principals of Banc of America Capital Investors, L.P. (formerly known as Bancamerica Capital Investors I, L.P., (“BACI”)) currently serve on the Company’s Board of Directors since November 2006. BACI has rights and obligations as a holder of preferred units in the Company. BACI is an affiliate of each of Banc of America Securities, LLC and Bank of America, N.A. Muzak Holdings and its affiliates utilize Bank of America, N.A. for treasury and banking services and have incurred $1.1 million in charges and fees associated with such services in 2006.

Seasonality

Muzak experiences slight seasonality in its equipment and related services revenues and cost of revenues during the third and fourth quarters resulting primarily from our retail client base which constructs and opens new retail stores in time for the fourth quarter holiday season.

Inflation and Changing Prices

We do not believe that inflation and other changing prices have had a significant impact on our operations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 17 of the Consolidated Financial Statements on page F-29.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

As a result of the issuance of 10% Senior Notes in May 2003 and the use of proceeds therefrom, the majority of our debt is fixed rate debt. Our exposure to market risk for changes in interest rates is limited to our Senior Term Loan in the amount of $105.0 million. The interest rate exposure for our variable rate debt obligations is currently indexed to LIBOR of one, two, three, six, nine, or twelve months as selected by us, or the Alternate Base Rate as defined. We have used interest rate protection agreements in the past to reduce borrowing rates although none are in effect as of December 31, 2006. A one percentage point change in interest rates would result in an annualized change to interest expense of approximately $1.0 million on our variable-rate borrowings.

The table below provides information about our debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable interest rates are based on implied LIBOR in the yield curve at the reporting date. The principal cash flows are in thousands.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value December 31, 2006
Debt:
Fixed rate ($US)	$129	$142	$335,157	$24,418	$191	$1,031	$361,068	$305,907
Average interest rate	10.2%	10.2%	12.2%	10.6%	9.8%	9.9%
Variable rate ($US)	$1,050	$1,050	$101,325	$—	$—	$—	$103,425	$103,425
Average interest rate	9.0%	8.6%	8.6%	—%	—%	—%

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were effective as of December 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal controls over financial reporting was effective as of December 31, 2006. The Company intends to evaluate the effectiveness of its controls over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) during 2007.

ITEM	9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Muzak is a wholly owned subsidiary of the Company. The Company is a limited liability company whose affairs are governed by a Board of Directors. The following table sets forth information about the directors of the Company and the executive officers of Muzak as of December 31, 2006. Each of the persons identified below as a director is currently a director of the Company. Mr. Yudkoff is the sole director of Muzak. The election of directors is subject to the terms of the Members Agreement and Securityholders Agreement and is described below under “Item 13. Certain Relationships and Related Transactions.”

Name	Age	Position and Offices
Stephen P. Villa	43	Chief Executive Officer
R. Dodd Haynes	46	Chief Financial Officer
Thomas J. Gantert	47	Chief Operating Officer
David M. Moore	43	Chief Technology Officer
Michael F. Zendan II	43	General Counsel, Vice President and Secretary
Royce G. Yudkoff	51	Director
Robert P. MacInnis	40	Director
J. Travis Hain	47	Director
Scott R. Poole	35	Director

The following sets forth biographical information with respect to the directors of the Company and executive officers of Muzak.

Stephen P. Villa has been our Chief Executive Officer since July 2006 and a director since October 2001. Prior to July 2006, he served as the Company’s Chief Operating Officer since October 2001, and had been Muzak’s Chief Financial Officer since September 2000. He has also served as Muzak’s Treasurer since September 2005. He served as the Chief Financial Officer and Treasurer of Frisby Technologies, Inc., from April 1998 to September 2000. From January 1997 to March 1998, Mr. Villa was the controller of Harman Consumer Group, an operating company of Harman International, Inc., which sells consumer electronic products. From September 1986 through January 1997, Mr. Villa held numerous positions with Price Waterhouse LLP in their New York and Paris offices. Mr. Villa’s last position with Price Waterhouse LLP was audit senior manager.

R. Dodd Haynes has served as Chief Financial Officer since November 2006. He served as Vice President of Internal Audit and Loss Prevention at Family Dollar Stores, a NYSE listed retailer, from November 2004 to November 2006. Prior to Family Dollar, Mr. Haynes also served in various executive and managerial positions within Goodrich Corporation of Charlotte. From January 2003 to July 2004 he was the Vice President of Finance and Controller for the Customer Service Division, Director of Business Development (Mergers and Acquisitions) from December 2000 to December 2002 and Director of Accounting, Engineered Industrial Products Segment from July 1999 to November 2000. Mr. Haynes also held numerous positions with Price Waterhouse LLP.

Thomas J. Gantert has been the Company’s Chief Operating Officer since July 2006. Prior to July, he served as the Senior Vice President of Operations from October 2004 to July 2006 and served as the Company’s Vice President of Field Operations from May 2004 to October 2004. From October 2002 to May 2004, he served as the regional general manager of the Company’s Denver, Dallas, Houston, Kansas City, and Omaha offices. From March 1999 to October 2002, Mr. Gantert served as the Regional Vice President of the Company’s California, Portland, Seattle, Denver, Phoenix, Salt Lake City and Boise offices. From December 1986 to March 1999, he held various positions at Old Muzak.

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

Michael F. Zendan II has been the Company’s Vice President and General Counsel since October 1999 and the Company’s secretary since June 2005. From 1996 to October 1999, Mr. Zendan was Assistant General Counsel (Aerospace) and Assistant Secretary for Coltec Industries Inc and served in various other legal roles at Coltec Industries Inc from 1992-1996 including Assistant General Counsel (Industrial).

Royce G. Yudkoff has served as Director since March 1999 and as the sole director of Muzak since March 1999. He is the President and Managing Partner of ABRY Partners, a private equity investment firm which focuses exclusively on media and communications companies. Prior to co-founding ABRY Partners, Mr. Yudkoff was a partner at Bain & Company, where he shared significant responsibility for the firm’s media practice. Mr. Yudkoff is presently a director or the equivalent of various companies including Cast and Crew, LLC, USA Mobility, Inc., and Nexstar Broadcasting Group LLC.

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

J. Travis Hain has served as Director since November 2006. He is the managing partner of Banc of America Capital Investors and was one of its founders in 1993. He has been with Bank of America and its predecessor for more than twenty years. Mr. Hain is presently a director or the equivalent of Eurofresh and FlexSol Packaging Corporation.

Scott R. Poole has served as a Director since November 2006. He is a partner with Banc of America Capital Investors. Prior to joining Banc of America Capital Investors in 1995, he was an analyst at First Union Capital Partners, the principal investment group of the former First Union Corporation. Mr. Poole is presently a director of National Seating and Mobility, Inc. and OrthoNet Holdings Inc.

2006 departures of directors of the Company and executive officers of Muzak.

Gregory F. Rayburn had been the Chief Executive Officer of the Company from July 2005 until June 2006. He is the Senior Managing Director and Practice Leader of FTI Palladium Partners, a division of FTI Consulting, Inc. He joined Muzak through an agreement between the Company and FTI.

Bill Boyd, Chairman Emeritus of both Muzak Holdings LLC and Muzak LLC announced his retirement on August 24, 2006. Mr. Boyd, who recently turned 65 years old, had served as Chairman Emeritus pursuant to the terms of that certain Amended and Restated Executive Employment Agreement by and among Mr. Boyd, Muzak Holdings LLC and Muzak LLC dated as of March 16, 2001, as subsequently amended. Such Amended and Restated Executive Employment Agreement provided for Mr. Boyd’s retirement upon his attaining the age of 65. Prior to his retirement as Chairman Emeritus, Mr. Boyd had been offered the opportunity to remain on the Board of Muzak Holdings LLC and to continue to serve as a Class B Director notwithstanding his retirement as Chairman Emeritus. On August 24, 2006, Mr. Boyd notified the Company that he would decline to so serve.

Andrew Banks, Peni Garber, and Hilary Kaiser Grove resigned as Directors of the Company on November 14, 2006.

Audit Committee Financial Expert

Since the Company’s equity is not currently listed on or with a national securities exchange or national securities association, we are not required to have an audit committee and therefore do not have an audit committee financial expert. As such, the Board of Directors performs the function of an audit committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Objectives and Philosophy

Our executive officers provide leadership and motivation that is critical to our long-term success. Our executive officer compensation program is intended to enable us to attract, retain, develop and reward key executive officers who are primarily responsible for our long-term success. Our executive officer compensation program enhances our ability to attract the talent to compete effectively in our industry and deliver the superior service our customers demand. Our compensation program also seeks to align these officers’ compensation with our operating performance, profitability and cash flow results, as well as reward individual and group contributions to produce desired results.

The elements of our compensation program for executive officers consist of:

•	Base Salary Component

•	Management Incentive Plan

•	Benefits and Perquisites Component

•	401 (k) defined contribution retirement plan matches 60% of the employees’ contribution to the plan up to the first 6%, subject to the application of “top-heavy” rules

•	Perquisite Benefits

•	Separation Benefit Agreements

Salaries and competitive benefits allow our executive officers to focus primarily on attaining business objectives. Incentive compensation provides motivation to meet and exceed individual and group expectations and increase the value of the business. Our compensation program is guided by the following fundamental principles:

•	provide a base level of compensation and benefits to attract and retain high quality executives,

•

provide incentives to improve profitability and generate positive cash flow, and reward strong performance of the Company, the business operations for which the officer is responsible, and the individual, and

•	allow the Company to compete with other organizations for executive talent.

Compensation Process

All executive officer compensation decisions, except for decisions related to the Chief Executive Officer, are made by the Chief Executive Officer and are subject to review and approval by the Board of Directors. Compensation decisions related to the Chief Executive Officer are made by the Board of Directors. We do not currently have a compensation committee because we believe it is beneficial to have the entire Board of Directors participate in discussions and decisions concerning executive compensation. Therefore, each member of our Board of Directors participates in discussions and decisions relating to executive compensation.

Industry, internal and local market compensation data is considered in determining the total compensation for each executive officer, as well as assessments of the executive officer’s performance, the executive officer’s expectations and other relevant factors.

The Chief Executive Officer reviews and seeks approval from our Board of Directors prior to implementing adjustments.

Elements of Compensation

Weighting of Elements. The use and weight of each compensation element is based on a subjective determination of the importance of each in meeting our overall objectives. In general, the Company seeks to put part of each executive officer’s total potential compensation “at risk” based on corporate and individual performance.

Base Salary. Base salaries are reviewed and approved for executive officers annually, based on the recommendation of the Chief Executive Officer, and in connection with promotions or changes in responsibility. The Board of Directors reviews the base salary for the Chief Executive Officer. When determining salaries, industry, internal, and local market compensation data is taken into account as well as each individual’s job responsibility, experience level, individual performance, the amount and nature of the other compensation paid to the executive officer and the executive officer’s own expectations. Each executive officer’s salary is reviewed annually and adjustments may be made when appropriate to reflect competitive market factors and the individual factors described above. Certain executive officers have contractual minimum increases that are included in their compensation agreements.

Management Incentive Plan. Our executive officers participate in a management incentive program that provides for the payment of bonuses to motivate and reward the achievement of corporate and personal objectives. Such bonuses are in addition to base salary and are calculated based on the following considerations: (i) up to 30% of base salary as then in effect in consideration of the Company’s achievement of budgeted goals and (ii) up to 10% of base salary as then in effect in consideration of the executive’s achievement of personal goals. The bonus, if awarded, for a fiscal year shall be paid in a single payment within thirty (30) days after the audited financial statements for such fiscal year have been reviewed by the Board of Directors. The incentive program set forth above is reflected in agreements with each executive officer. Certain executive officers have also been awarded restricted stock units in connection with their employment with Muzak. The majority of grants made to officers are fully vested.

Benefits and Perquisites. We provide our executive officers with benefits and other perquisites consistent with what other similar companies provide. In 2006, executive officers were offered other benefits that were substantially the same as those offered to all employees. These benefits included a 401(k) defined contribution retirement plan and medical, dental, disability and life insurance.

Employees with more than 90 day’s of service participate in our 401(k) defined contribution retirement plan. The Company matches 60% of the employees’ contribution to the plan up to the first 6%, subject to the application of “top-heavy” rules.

Certain members of the executive management group receive an allowance for transportation. The executive members who receive this benefit are so noted in the accompanying table.

Severance Arrangements

Severance Arrangements. Our Chief Executive Officer and our executive officers are eligible to receive benefits which provide for payment of base compensation, if an employee is involuntarily terminated for reasons other than cause. This includes termination as a result of change in control.

Tax and Accounting Considerations

Deductibility of Executive Compensation. We review and consider the deductibility of executive compensation under Section 162 (m) of the Internal Revenue Code when determining the compensation of executive officers. Section 162 (m) limits the amount that we may deduct for compensation paid to the Chief Executive Officer, Chief Financial Officer and to each of our three most highly compensated officers to $1,000,000 per person, unless certain exemption requirements are met. We believe that compensation paid under our executive officers incentive plans are generally fully deductible for federal income tax purposes.

Summary of Cash and Certain Other Compensation

The following table sets forth the compensation earned by our Chief Executive Officer, our Chief Financial Officer, and the next three highest-paid persons who served as an executive officer in 2006 for services rendered in all capacities to us. The table also includes the compensation paid to the former Chief Executive Officer and Chairman of the Board.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation	All Other Compensation ($)(c)	Total
		Salary ($)	Bonus ($)(a)	Other Annual Compensation ($)	Restricted Stock Awards ($)(b)
Stephen P. Villa (d) Chief Executive Officer	2006 2005 2004	351,774 292,262 278,702	128,750 — —	3,600 3,600 3,600	— — —	7,137 7,197 7,235	491,261 303,059 289,537

Thomas J. Gantert Chief Operating Officer (e)	2006 2005 2004	226,570 185,237 160,573	80,000 — —	6,000 6,000 6,000	— — —	3,570 2,220 —	316,140 193,457 166,573

David M. Moore Chief Technology Officer	2006 2005 2004	170,133 170,144 140,660	55,000 — —	— — —	— — —	6,120 6,120 4,708	231,253 176,264 145,368

R. Dodd Haynes Chief Financial Officer	2006	17,308	9,000	—	—	—	26,308

Michael F. Zendan II General Counsel, Vice President and Secretary	2006 2005 2004	240,352 171,085 153,371	75,000 50,000 —	— — —	— — —	7,782 6,148 5,511	323,134 227,233 158,882

William A. Boyd (f) Chairman Emeritus	2006 2005 2004	216,479 308,195 305,800	— — —	28,000 42,000 42,000	— — —	4,184 3,751 3,662	248,663 353,946 351,462

Greg Rayburn (g) Chief Executive Officer	2006 2005	600,000 720,000	— —	— —	— —	— —	600,000 720,000

(a)	Consists of bonus earned and accrued in current year but paid in subsequent year.
(b)	Consists of non-voting equity interests issued by the Company to key employees.

(c)	Consists of contributions by the Company to a defined contribution 401(k) plan.
(d)	Has served as Chief Executive Officer since July 2006. Other Annual Compensation consists of a car allowance of $3,600, $3,600, and $3,600 in 2006, 2005 and 2004, respectively.
(e)	Has served as Chief Operating Officer since July 2006. Other annual compensation consists of a car allowance of $6,000, $6,000 and $6,000 in 2006, 2005 and 2004, respectively.
(f)	Other Annual Compensation consists of a housing allowance of $24,000, $36,000 and $36,000 and a car allowance of $4,000, $6,000 and $6,000 in 2006, 2005, and 2004, respectively. Effective March 15, 2004, Mr. Boyd stepped down as Chief Executive Officer and was serving as the Company’s Chairman Emeritus, as well as a Director, and was rendering certain executive services to Muzak until his retirement on August 24, 2006.
(g)	Had served as the Company’s Chief Executive Officer from July 2005 to July 2006. He joined the Company through an agreement between the Company and FTI Consulting, Inc. Total amounts paid to FTI during 2006 and 2005 were $0.7 million and $1.5 million, respectively. Such amounts include the services of Gregory Rayburn, an additional FTI associate, and an interim CIO.

Outstanding Restricted Equity Units Awarded as of December 31, 2006

Name	Number of Equity Units Granted	Number of Equity Units that have Vested	Market Value of Equity Units that have Vested (a)	Number of Equity Units that have not Vested	Market value of Equity Units that have not Vested (a)
Stephen P. Villa	1,056	1,009	—	47	—
Thomas J. Gantert	351	309	—	42	—
David M. Moore	351	351	—	—	—
Micheal F. Zendan II	250	250	—	—	—
William A. Boyd	898	898	—	—	—

(a)	The Company’s Units are not publicly traded and any valuation would be dependent on several factors including, but not limited, to the value that a potential purchaser, would place on the Company in the event of a change in control.

Voting and Terms of Office

Pursuant to the Amended and Restated Limited Liability Company Agreement of the Company, each director of the Company is designated as either a “Class A Director” or a “Class B Director.” Each Class A Director is entitled to three votes and each Class B Director is entitled to one vote. Any decisions to be made by the Board of Directors, requires the approval of a majority of the votes of the Board of Directors. The number of each class of directors is four Class A Directors, Messrs. Yudkoff, MacInnis, Hain and Poole, and one Class B Director, Mr. Villa. The number of directors may be increased or decreased by the Board of Directors. Directors hold office until their respective successors are elected and qualified or until their earlier death, resignation or removal.

Management Employment Agreements

William A. Boyd. Pursuant to the employment agreement dated as of March 16, 2001, as subsequently amended, by and among Mr. Boyd, the Company and Muzak, Muzak agreed to employ Mr. Boyd as Chairman Emeritus until his resignation, death, disability or termination of employment. Under the employment agreement, Mr. Boyd was:

•	entitled to a minimum base salary of $295,417, with a 5% annual increase,

•	prohibited from competing with the Company during the term of his employment period and for a period of twenty-four months thereafter; and

•	prohibited from disclosing any confidential information gained during his employment period.

Mr. Boyd resigned from the Company on August 24, 2006.

Stephen P. Villa. Pursuant to the employment agreement dated as of August 14, 2006, by and among Mr. Villa, the Company and Muzak, Muzak agreed to employ Mr. Villa as Chief Executive Officer until his resignation, death, disability or termination of employment. Under the employment agreement, Mr. Villa is:

•	entitled to a minimum base salary of $400,000, with a 5% annual increase;

•	eligible for a bonus, as the Board of Directors of the Company deem appropriate of up to 40% of base salary based on the achievement of Company’s goals and personal goals;

•	prohibited from competing with the Company during the term of his employment period and for a period of twenty-four months thereafter; and

•	prohibited from disclosing any confidential information gained during his employment period.

Should Mr. Villa’s employment terminate other than for “Company’s Good Reason,” Mr. Villa is entitled to receive his base salary for a period of one year thereafter; Mr. Villa and his family are also eligible to receive certain health and dental benefits during such severance period.

Other Executive Officers. Each of Messrs. Gantert, Moore, Haynes and Zendan are a party to an employment agreement with Muzak, the terms of which are substantially similar. Each agreement may be terminated at any time by either party. Under the agreements, each executive is:

•	entitled to a minimum base salary, with a 5% annual increase;

•	eligible for a bonus as the CEO of Muzak deems appropriate of up to 40% of base salary based on achievement of Muzak’s goals and personal goals;

•	prohibited from soliciting clients, vendors or employees of Muzak during the term of employment and for a period of twenty-four months thereafter; and

•	prohibited from disclosing any confidential information gained during the executive’s employment period.

Should an executive’s employment terminate for any reason other than “cause,” such executive will be entitled to receive his base salary for a period of one year thereafter; such executive and his family are also eligible to receive certain health and dental benefits during such severance period.

Director Compensation

None of our Directors are compensated for serving as a director. Directors are reimbursed for actual expenses incurred in attending Board meetings.

Compensation Committee Report

The Board of Directors of the Company and Muzak have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board of Directors has determined that the foregoing Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Class A and Class A-1 units of the Company, which are the only outstanding membership interests in the Company with voting rights, as of March 15, 2007, by:

•	holders having beneficial ownership of more than 5% of the voting equity interest of the Company;

•	each director of the Company;

•	each of Muzak’s executive officers shown in the summary compensation table; and

•	all directors and executive officers as a group.

	Beneficial Ownership(a)
Beneficial Owner	Number	Percentage
MEM Holdings, LLC (b) 111 Huntington Avenue, 30th floor Boston, MA 02199	84,991	64.2%
AMFM Systems Inc. (c) 200 East Basse Road San Antonio, Texas 78209	27,233	20.6%
William A. Boyd	1,323	1.0%
Gregory F. Rayburn	—	*
Stephen P. Villa	—	*
R. Dodd Haynes	—	*
David Moore	—	*
Thomas J. Gantert	23	*
Michael Zendan	—	*
Robert P. MacInnis	—	*
Travis Hain (d)	—	*
Scott Poole (d)	—	*
Royce G. Yudkoff (e)	84,991	64.2%
All directors of the Company and executive officers of Muzak as a group (11 persons)	86,337	66.1%

*	Less than 1%
(a)	“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, the Company believes that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.
(b)	MEM Holdings, LLC is controlled by ABRY Broadcast Partners II, L.P. and ABRY Broadcast Partners III, L.P., both of which are affiliates of ABRY Partners.
(c)	AMFM Systems Inc. is owned by Clear Channel Communications, Inc.
(d)	Mr. Hain and Mr. Poole are principals of Banc of America Capital Investors, L.P. (formerly known as Bancamerica Capital Investors I L.P., (“BACI”)) BACI are the beneficial owners of 3,415 units.
(e)	Mr. Yudkoff is the sole owner of the equity interests of ABRY Holdings III, Inc.; ABRY Holdings III, Inc. is the general partner of ABRY Equity Investors, L.P.; which is in turn the general partner of ABRY Broadcast Partners III. Mr. Yudkoff is also the sole owner of ABRY Holdings, Inc.; ABRY Holdings, Inc. is the general partner of ABRY Capital, L.P., which is the general partner of ABRY Broadcast Partners II. As a result, Mr. Yudkoff may be deemed to beneficially own the shares owned by ABRY Broadcast Partners III, and ABRY Broadcast Partners II, which are the beneficial owners of MEM Holdings. The address of Mr. Yudkoff is the address of MEM Holdings.

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

ABRY Partners Management and Consulting Services Agreement

Pursuant to an Amended and Restated Management and Consulting Services Agreement between ABRY Partners and the Company dated March 18, 1999, ABRY Partners is entitled to a management fee when, and if, it provides advisory and management consulting services to the Company. During 2006, 2005 and 2004, Muzak incurred fees and expenses of $0.0 million, $0.2 million, and $0.3 million, respectively under this agreement. Either ABRY Partners or the Company, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other. As of December 31, 2006, the Company owes ABRY Partners approximately $2.8 million under this Management Agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the aggregate fees for each of the last two fiscal years for professional services rendered by our principal accountant:

Professional Services	2006	2005
Audit Fees	$400,000	$350,000
Tax Fees	225,000	250,000
All Other Fees	25,000	32,000

Since our equity interests are not currently listed on or with a national securities exchange or national securities association, we are not required to have an audit committee and therefore do not have an audit committee financial expert. As such, the Board of Directors performs the function of an audit committee. Prior to engaging our principal accountant to render audit or non-audit services, the engagement as well as charges for such services are approved by our Board of Directors. All fees incurred during 2006 and 2005 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

(a)(2) Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of January 29, 1999 among ACN Holdings, LLC, Audio Communication Network, LLC, Muzak Limited Partnership, MLP Acquisition L.P. and Muzak Holdings Corp.(1)

2.2	First Amendment to the Agreement and Plan of Merger dated as of March 17, 1999 by and among Muzak Holdings LLC (f/k/a ACN Holdings, LLC), Audio Communications Network, LLC, Muzak Limited Partnership, MLP Acquisition, L.P. and Muzak Holdings Corp.(1)

2.3	Contribution Agreement between Capstar Broadcasting Corporation and ACN Holdings, LLC dated as of February 19, 1999.(2)

2.4	First Amendment dated as of March 18, 1999, to the Contribution Agreement dated as of February 19, 1999, between Capstar Broadcasting Corporation and Muzak Holdings, LLC (f/k/a ACN Holdings, LLC).(2)

3.1	Certificate of Formation of ACN Operating, LLC.(1)

3.2	Certificate of Amendment of the Certificate of Formation of ACN Operating, LLC.(1)

3.3	Certificate of Merger merging Muzak Limited Partnership into Audio Communications Network, LLC.(1)

3.4	Certificate of Incorporation of ACN Holdings, Inc. (N/K/A Muzak Holdings Finance Corporation)(2)

3.5	Bylaws of ACN Holdings, Inc. (N/K/A Muzak Holdings Finance Corporation)(2)

3.6	Fourth Amended and Restated Limited Liability Agreement of Muzak Holdings LLC dated as of March 15, 2002.(5)

4.1	Indenture, dated as of March 18, 1999 by and among Muzak LLC and Muzak Finance Corp., as Issuers, Muzak Capital Corporation, MLP Environmental Music, LLC, Business Sound, Inc. and ACN Holdings LLC, as Guarantors and State Street Bank and Trust Company, as Trustee.(1)

Exhibit Number	Description
4.2	Form of 9 7/8% Senior Subordinated Notes due 2009 (included in Exhibit 4.1 above as Exhibit A).(1)

4.3	Supplemental Indenture, dated as of August 30, 1999 by and among Muzak LLC, Muzak Finance Corp., Muzak Capital Corporation, MLP Environmental Music, LLC, Business Sound, Inc., Muzak Holdings LLC and BI Acquisition, LLC, as Guarantors and State Street Bank and Trust Company, as Trustee.(1)

4.4	Indenture, dated as of March 18, 1999 by and among Muzak Holdings LLC and Muzak Holdings Finance Corp., as Issuers and State Street Bank and Trust Company, as Trustee.(2)

4.5	Form of Series A 13% Senior Discount Notes due 2010 (included in Exhibit 4.1 above as Exhibit A).(2)

4.6	Indenture, dated as of May 20, 2003 by and among Muzak LLC and Muzak Finance Corp., as Issuers, and the Guarantors named therein, and U.S. Bank National Association, as Trustee (9)

4.7	Form of 10% Senior Notes due 2009 (included in Exhibit 4.6 above)

4.8	Registration Rights Agreement, dated as of May 20, 2003 by and among Muzak LLC, Muzak Finance Corp, the Guarantors named herein and Bear Stearns and Co, Inc, Lehman Brothers Inc. and Fleet Securities Inc. as Initial Purchasers (9)

10.1	Pledge and Security Agreement, dated as of March 18, 1999, among Audio Communications Network, LLC, Muzak Holdings LLC, and certain present and future domestic subsidiaries of Audio Communications Network, LLC, as Guarantors, and Canadian Imperial Bank of Commerce, as agent for the benefit of Lenders and Lender Counterparties and Indemnities.(1)

10.2*	Amended and Restated Members Agreement, dated as of March 18, 1999, by and among Muzak Holdings LLC (f/k/a ACN Holdings, LLC), MEM Holdings LLC, David Unger, Joseph Koff, William Boyd and Music Holdings Corp.(1)

10.3*	Management and Consulting Services Agreement dated as of October 6, 1998 by and between ABRY Partners, Inc. and ACN Operating, LLC.(1)

10.5*	Amended and Restated Executive Employment Agreement, dated as of March 16, 2001, among Muzak Holdings LLC, Muzak LLC, and William A. Boyd.(4)

10.6	Securities Repurchase Agreement dated as of October 6, 1998 by and among ACN Holdings, LLC, David Unger and ABRY Broadcast Partners III, L.P.(2)

10.7	Amended and Restated Securityholders Agreement dated as of October 18, 2000 by and among Muzak Holdings LLC and the various parties named therein.(3)

10.8	Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.(3)

10.9	Investor Securities Purchase Agreement dated as of October 6, 1998 by and among ACN Holdings, LLC and the investors named therein.(2)

10.10	Form of Incentive Unit Agreement by and among Muzak Holdings LLC, each of the Name Executives and ABRY Broadcast Partners III, L.P.(2)

10.11	First Amendment dated as of May 8, 2001 to the Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.(8)

10.12	Second Amendment dated as of March 8, 2002 to the Securities Purchase Agreement between Muzak Holdings LLC as Issuer and BancAmerica Capital Investors I, L.P. and various investors as purchasers dated as of October 18, 2000.(8)

Exhibit Number	Description
10.13	Amended and Restated Securityholders Agreement dated as of March 15, 2002 by and among Muzak Holdings LLC and the various parties named therein.(6)

10.14	Executive Employment Agreement dated as of November 5, 2002, among Muzak Holdings LLC, Muzak LLC, and Stephen P. Villa.(7)

10.17	Credit Agreement, dated as of May 20, 2003 among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndicating Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent.(9)

10.18	Amendment to the Executive Employment agreement dated as of November 4, 2003 among Muzak Holdings LLC, Muzak LLC, and Stephen Villa.(10)

10.19	First Amendment dated March 5, 2004 to Amended and Restated Executive Employment agreement dated as of March 16, 2001, among Muzak Holdings LLC, Muzak LLC, and William A. Boyd.(11)

10.20	First Amendment to the Credit Agreement, dated as of March 9, 2004, to the Credit Agreement among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndicating Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent.(11)

10.21	First Consent and Waiver, dated as of February 25, 2004, to the Credit Agreement among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndicating Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent. (11)

10.22	Acknowledgement dated as of March 26, 2004, to the Credit Agreement among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Lehman Commercial Paper Inc. and Fleet National Bank as Co-Syndication Agents, General Electric Capital Corporation, as Documentation Agent, and Bear Stearns Corporate Lending Inc. as Administrative Agent. (11)

10.23	Amended and Restated Credit Agreement, dated as of May 10, 2004, among Muzak Holdings LLC, as parent guarantor, Muzak LLC, as borrower, several lenders from time to time parties hereto, Lehman Commercial Paper Inc and Fleet National bank and GECC Capital Markets Group Inc, as Co-Syndication Agents, and General Electric Capital Corporation as Documentation Agent and Collateral Agent and Bear Stearns Corporate Lending Inc as Administrative Agent (12)

10.24	First Amendment to the Amended and Restated Credit Agreement dated as of May 10, 2004 among Muzak Holdings LLC, Muzak LLC as Borrower, the lenders from time to time parties thereto, Bear Stearns and Co. Inc. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Lehman Commercial Paper Inc., Fleet National Bank and GECC Capital Markets Groups Inc., as Co-Syndication Agents, General Electric Capital Corporation, as Documentation Agent and Collateral Agent and Bear Stearns Corporate Lending Inc., as Administrative Agent. (13)

10.25	Credit Agreement, dated as of April 15, 2005, among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Bear Stearns & Co. Inc, as Sole Lead Arranger and Sole Bookrunner, and Bear Stearns Corporate Lending Inc, as Administrative Agent and Collateral Agent. (14)

10.26	Agreement dated as of July 8, 2005 among Muzak Holdings LLC, FTI Palladium Partners, a division of FTI Consulting, Inc. and its wholly owned subsidiaries. (15)

Exhibit Number	Description
10.27	Amended and Restated Executive Employment agreement dated as of August 14, 2006 among Muzak Holdings LLC, Muzak LLC, and Stephen Villa.(16)

10.28	Executive Employment Agreement dated as of November 20, 2006, among Muzak LLC and R. Dodd Haynes (17)

10.29	First Amendment to the Credit Agreement, dated as of April 15, 2005, among Muzak Holdings, as Parent Guarantor, Muzak LLC, as Borrower, several lenders from time to time parties thereto, Bear Stearns & Co. Inc, as Sole Lead Arranger and Sole Bookrunner, and Bear Stearns Corporate Lending Inc, as Administrative Agent and Collateral Agent. (18)

10.30	Executive Employment Agreement dated as of March 30, 2007, among Muzak LLC and Thomas J. Gantert.

10.31	Executive Employment Agreement dated as of March 30, 2007, among Muzak LLC and David M. Moore.

10.32	Executive Employment Agreement dated as of March 30, 2007, among Muzak LLC and Michael F. Zendan II.

21.1	Subsidiaries of Muzak LLC and Muzak Finance Corp.(1)

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Muzak LLC’s Registration Statement on Form S-4, File No. 333-78571.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-4, File No. 333-78573.
(3)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(4)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
(5)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended March 31, 2002
(7)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 2002
(8)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002
(9)	Incorporated by reference to Muzak LLC’s Registration Statement on Form S-4, File No. 333-78571.
(10)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
(11)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003.
(12)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended March 31, 2004
(13)	Incorporated by reference to the Company’s Report on Form 10-Q for the fiscal quarter ended September 30, 2004.
(14)	Incorporated by reference to the Company’s Report on Form 8-K filed on April 19, 2005.
(15)	Incorporated by reference to the Company’s Report on Form 8-K filed on July 15, 2005.
(16)	Incorporated by reference to the Company’s Report on Form 10-Q filed on August 14, 2006
(17)	Incorporated by reference to the Company’s Report on Form 8-K filed on November 13, 2006
(18)	Incorporated by reference to the Company’s Report on Form 8-K filed on March 20, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 2nd day of April 2007.

MUZAK HOLDINGS FINANCE CORP. MUZAK HOLDINGS LLC

By:	/s/ STEPHEN P. VILLA
Stephen P. Villa Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the 2nd day of April 2007.

Signature	Title

/s/ STEPHEN P. VILLA Stephen P. Villa	Chief Executive Officer (Principal Executive Officer)

/s/ R. DODD HAYNES R. Dodd Haynes	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

of Muzak Holdings LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Muzak Holdings LLC (the “Company”) and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Charlotte, North Carolina

April 2, 2007

MUZAK HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash	$19,032	$16,014
Restricted cash	799	721
Accounts receivable, net of allowances of $2,202 and $3,410	23,761	24,373
Inventories	13,001	16,706
Prepaid expenses and other assets	4,592	4,515

Total current assets	61,185	62,329
Restricted cash	982	982
Property and equipment, net	82,768	93,106
Goodwill	140,805	140,805
Intangible assets, net	65,966	79,568
Deferred subscriber acquisition costs, net	34,154	42,123
Deferred charges and other assets, net	5,882	9,155

Total assets	$391,742	$428,068

LIABILITIES AND MEMBERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$4,730	$5,723
Accrued expenses	25,186	21,381
Current maturities of other liabilities	2,874	2,807
Current maturities of long term debt	1,178	1,160
Advance billings	1,128	1,022

Total current liabilities	35,096	32,093
Long-term debt, net of current portion	462,821	463,730
Other liabilities, net of current portion	9,930	9,095
Commitments and contingencies
Redeemable preferred units	221,320	185,579
Redeemable purchased Class A units	7,788	7,788
Members’ deficiency:
Class A units	—	33,012
Accumulated deficit	(345,213)	(303,229)

Total members’ deficiency	(345,213)	(270,217)

Total liabilities and members’ deficiency	$391,742	$428,068

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Net Revenues:
Music and other business services	$190,338	$188,235	$184,397
Equipment and related services	58,262	58,690	61,465

	248,600	246,925	245,862

Cost of revenues:
Music and other business services (excluding $34,863, $38,734, and $42,676 of depreciation and amortization expense)	45,346	41,948	34,858
Equipment and related services	58,655	56,769	56,935

	104,001	98,717	91,793

	144,599	148,208	154,069

Selling, general and administrative expenses	83,920	91,034	88,008
Impairment of deferred production costs	—	—	6,578
Depreciation and amortization expense	51,006	55,278	60,043

Income (loss) from operations	9,673	1,896	(560)
Other income (expense):
Interest expense	(50,488)	(48,273)	(44,148)
Other, net	1,149	346	257
Loss from extinguishment of debt, net	—	(2,735)	(1,846)

Loss before income taxes	(39,666)	(48,766)	(46,297)
Income tax benefit	(411)	(209)	(168)

Net loss	(39,255)	(48,557)	(46,129)
Preferred return on redeemable preferred units	(35,741)	(30,263)	(25,625)

Net loss attributable to common unit holders	$(74,996)	$(78,820)	$(71,754)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,255)	$(48,557)	$(46,129)
Adjustments to derive cash flow from operating activities:
Loss from extinguishment of debt, net	—	2,735	1,846
Impairment of deferred production costs	—	—	6,578
ERP system impairment	1,954	—	—
Impairment of note receivable	—	1,666	558
Other non-cash expenses	1,682	1,691	1,453
Gain on disposal of fixed assets	(92)	(91)	(123)
Deferred income tax benefit	(441)	(257)	(242)
Hurricane Katrina impairment	—	403	—
Depreciation and amortization	51,006	55,278	60,043
Amortization of senior discount and senior notes	200	180	1,618
Amortization of deferred financing fees	2,754	2,829	2,691
Amortization of deferred subscriber acquisition costs	16,864	17,584	15,776
Deferred subscriber acquisition costs	(8,896)	(12,425)	(16,900)
Unearned installment income	1,555	548	(225)
Change in certain assets and liabilities:
Accounts receivable	612	4,389	(3,850)
Inventory	3,705	719	(3,606)
Accrued expenses	3,625	(3,744)	4,585
Accounts payable	(993)	(64)	(683)
Advance billings	106	56	(118)
Other, net	149	(211)	1,319

Net cash provided by operating activities	34,535	22,729	24,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of fixed assets	172	123	126
Capital expenditures for property and equipment	(28,332)	(35,254)	(36,044)
Capital expenditures for intangibles	(78)	(59)	(2,029)

Net cash used in investing activities	(28,238)	(35,190)	(37,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	—	(375)	317
Proceeds from issuance of Term Loan	—	105,000	35,000
Repayment of Term Loan B	(1,050)	(35,525)	—
Borrowings under revolver	—	8,500	18,000
Repayment of revolver	—	(42,500)	(4,000)
Repurchase of senior discount notes	—	—	(33,670)
Restricted cash deposited to collateralize letters of credit	(78)	(1,703)	—
Repayment of capital lease obligations and other debt	(2,151)	(2,685)	(2,848)
Payment of fees associated with obtaining financing	—	(2,658)	(1,306)

Net cash provided by/(used in) financing activities	(3,279)	28,054	11,493

INCREASE (DECREASE) IN CASH	3,018	15,593	(1,863)
CASH, BEGINNING OF PERIOD	16,014	421	2,284

CASH, END OF PERIOD	$19,032	$16,014	$421

Significant non-cash activities:
Capital lease obligations	2,113	721	2,572
Issuance of note receivable for disposition of CCTV assets	—	—	1,806

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ DEFICIENCY

AND COMPREHENSIVE LOSS

(In thousands)

	Class A		Class B		Accumulated Deficit	Total Members’ Deficiency
	Units	Dollars	Units	Dollars
Balance, December 31, 2003	125,164	$88,900	14,537	$—	$(208,543)	$(119,643)

Net loss					(46,129)	(46,129)
Repurchase of units			(461)
Preferred return on preferred units		(25,625)				(25,625)

Balance, December 31, 2004	125,164	$63,275	14,076	$—	$(254,672)	$(191,397)

Net loss					(48,557)	(48,557)
Net repurchase of units			(2,223)
Preferred return on preferred units		(30,263)				(30,263)

Balance, December 31, 2005	125,164	$33,012	11,853	$—	$(303,229)	$(270,217)

Net loss					(39,255)	(39,255)
Net repurchase of units			(36)
Preferred return on preferred units		(33,012)			(2,729)	(35,741)

Balance, December 31, 2006	125,164	($—)	11,817	$—	$(345,213)	$(345,213)

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

As of December 31, 2006, ABRY Partners, LLC and its respective affiliates, collectively own approximately 64.2% of the beneficial interests in the Company’s voting interests.

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

Liquidity—On April 15, 2005, the Company entered into a new $105.0 million senior secured term loan facility (“New Senior Credit Facility”) payable in quarterly installments of 0.25% beginning September 2005 until final maturity on April 15, 2008. On March 16, 2007, the Company amended this facility by extending the maturity from April 15, 2008 to January 19, 2009 and reducing the applicable margin by 1%. We currently believe that our primary source of funds will be cash flows from operations and our current cash balances. The Company believes that its cash flow from operations, combined with its cash balance on hand will be sufficient to fund its growth in new client locations and debt service for the next 12 months,

Overall, the Company’s business plan anticipates reduced growth in new client locations and operational and administrative improvements. Our future performance is subject to industry based factors such as the level of competition in the business music industry, competitive pricing, concentrations in and dependence on satellite delivery capabilities, rapid technological changes, the impact of legislation and regulation, our dependence on license agreements and other factors that are beyond our control. Given that the Company no longer has a revolving credit facility, if it required cash in excess of amounts on hand, it may be required, among other things, to incur additional indebtedness, enter into other financing transactions, defer business opportunities, reduce its expenses, or sell assets.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

Concentration of Credit Risk—Concentrations of credit risk with respect to trade accounts receivable are limited as the Company sells its products to clients in diversified industries throughout the United States. The Company does not require collateral from its clients but performs ongoing credit evaluations of its clients’ financial condition and maintains an allowance for potential credit losses. Actual losses have been within management’s expectations and estimates.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company leases satellite capacity primarily through three lessors under operating leases. Although alternate satellite capacity exists, loss of these suppliers of satellite capacity could temporarily disrupt operations. The Company attempts to mitigate these risks by working closely with the lessors to identify alternate capacity if needed.

Accounts Receivable and Allowance for credits and doubtful accounts. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments under their contracts. Management evaluates the credit risk and financial viability of the client to estimate the allowance. Account balances are charged off against the allowance when the Company feels it is probable that the receivable will not be recovered. In addition, we maintain an allowance for credits issued to clients, which are recorded as a reduction to revenue. The Company does not have any off-balance sheet credit exposure related to its customers.

(in thousands)	Balance at Beginning of Period	Additions/Charges to Costs and Expenses	Write-offs net of recoveries (a)	Balance at end of Period
For the year ended December 31, 2006
Allowance for credits and doubtful accounts receivable	$3,410	$1,481	$(2,689)	$2,202
For the year ended December 31, 2005
Allowance for credits and doubtful accounts receivable	$4,486	$2,532	$(3,608)	$3,410
For the year ended December 31, 2004
Allowance for credits and doubtful accounts receivable	$1,798	$4,918	$(2,230)	$4,486

(a)	Current year write-offs include bad debts associated with both prior year and current year sales. Recoveries were $0.5 million, $0.5 million, and $0.7 million in the years ended December 31, 2006, 2005, and 2004, respectively.

Inventories—Inventories consist primarily of electronic equipment and are valued at the lower of average cost or market. Cost is determined on the first-in, first-out basis.

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Sound and music equipment installed at client premises under contracts to provide music programming services is transferred from inventory to property and equipment at cost plus an allocation of installation costs and is amortized over 5 years. The Company capitalizes labor by identifying the labor hours charged to installations of equipment provided to subscribers for receipt of the Company’s voice or audio architecture products. If a client contract terminates early, the Company records a charge to reflect the write-off of the unamortized capitalized installation labor. The Company retrieves the equipment from the client location to be re-used at another client location. Upon retirement or sale, the Company removes the cost of the asset and the related accumulated depreciation from the accounts and reflects any resulting gain or loss in the Consolidated Statements of Operations.

Intangible Assets—The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, purchased Goodwill and intangible assets with indefinite lives and not amortized and requires at least an annual test for impairment of goodwill and intangibles with indefinite lives. As of December 31, 2006 and 2005, the Company’s valuation based on discounted cash flows exceeded its carrying value, including goodwill. Note 3 provides additional information concerning goodwill and other identifiable intangible assets.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable intangible assets with finite lives continue to be amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicated that their carrying amount may not be recoverable.

Deferred Subscriber Acquisition Costs, net—Subscriber acquisition costs are direct sales commissions incurred in connection with acquiring new subscribers. Because the Company obtains recurring contracts from new subscribers, these subscriber acquisition costs are capitalized and are amortized as a component of selling, general, and administrative expenses over the life of the client contract on a straight-line basis. Accumulated amortization totaled $88.5 million and $77.6 million as of December 31, 2006, and 2005, respectively. If a client contract terminates early, the unamortized subscriber acquisition cost is typically recovered from the salesperson and any uncollected subscriber acquisition costs are expensed to reflect the termination of the client contract.

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

Revenue Recognition—Revenues from music and other business services are recognized during the period the service is provided based upon the contract terms. Revenues for equipment sales of sound systems and other non-music related equipment are recognized upon installation. Installation revenue from sales of music and other business services are deferred and recognized over the term of the respective contracts. All revenues are reported net of credits and allowances. Contracts are typically for a five-year non-cancelable period with renewal options for an additional five years. Fees received for services to franchisees are recognized as revenues in the month services are provided. During 2006, 2005, and 2004, 5%, 5%, and 5%, respectively, of our revenues were generated from fees from our franchisees. There are 123 independent franchisees owned by 54 individuals or companies. All domestic franchisee territories have been assigned for at least 20 years and the average franchisee relationship is approximately 20 years. There have been no significant changes to the franchisee territories during 2006, 2005, or 2004.

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

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful life (Years)	December 31, 2006	December 31, 2005
Equipment provided to subscribers	5	$206,600	$194,180
Capitalized installation labor	5	54,260	97,685
Equipment	4–7	45,800	40,423
Other	3–30	22,096	21,073

		328,756	353,361
Less accumulated depreciation		(245,988)	(260,255)

		$82,768	$93,106

Included in equipment and other at December 31, 2006 and 2005 is $19.3 million and $17.9 million, respectively of equipment under capital leases, gross of accumulated amortization of $16.3 million and $14.7 million, respectively. Depreciation of property and equipment was $37.3 million, $41.6 million, and $44.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

3. Intangible Assets

Unamortized intangible assets consist of the following (in thousands):

	December 31, 2006 Carrying Amount	December 31, 2005 Carrying Amount
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

	Useful Life (years)	December 31, 2006		December 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Income producing contracts	12	$153,900	$(97,916)	$153,900	$(85,092)
License agreements	20	5,102	(1,970)	5,082	(1,715)
Trademarks	5	15,361	(15,223)	15,304	(15,164)
Non-compete agreements	3–5	275	(275)	275	(275)
Other	20	10,831	(4,119)	10,831	(3,578)

		$185,469	$(119,503)	$185,392	$(105,824)

Aggregate amortization expense was $13.7 million, $13.7 million, and $15.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The estimated future amortization expense based on intangible assets existing as of December 31, 2006 is as follows (in thousands):

Fiscal Year Ending
2007	$13,672
2008	13,664
2009	13,653
2010	12,957
2011	5,596

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	December 31, 2006	December 31, 2005
Accrued interest	$8,768	$8,612
Accrued compensation and benefits	4,024	2,684
Licensing royalties	2,204	1,106
Amounts payable to franchisees	3,242	3,204
Sales, Property and Income taxes payable	3,105	2,071
Other	3,843	3,704

	$25,186	$21,381

Amounts payable to franchisees are comprised of billings to national clients on behalf of our franchisees.

5. Debt

Debt obligations consist of the following (in thousands):

	December 31, 2006	December 31, 2005
Long term debt:
Term Loan—Senior credit facility	$103,425	$104,475
Senior notes	219,506	219,306
Senior subordinated notes	115,000	115,000
Senior discount notes	24,245	24,245
Other	1,823	1,864

Total debt obligations	463,999	464,890
Less: current maturities	(1,178)	(1,160)

	$462,821	$463,730

April 2005 Term Loan Facility

On April 15, 2005, the Company refinanced its then existing Senior Credit Facility with a new $105.0 million senior secured term loan facility (“New Senior Credit Facility”). A portion of the proceeds was used to repay the then existing outstanding term and revolving loans and accrued interest, to provide collateral for outstanding letters of credit under the then existing Senior Credit Facility, and to pay fees and expenses. The then existing Senior Credit Facility was terminated. On March 16, 2007, the Company amended the new senior credit facility, by extending the maturity from April 2008 to January 2009 and reducing the applicable margin by 1.0%. The amendment also includes a provision for a prepayment penalty of 1% if certain events occur prior to the one year anniversary of the amendment. The Company incurred fees associated with this amendment of $0.5 million.

The New Senior Credit Facility is payable in quarterly installments of 0.25% of the original outstanding balance ($105.0 million) beginning September 2005 until final maturity on January 15, 2009. The New Senior Credit facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of the Company’s tangible and intangible assets and (ii) the capital stock of the Company’s subsidiaries. The non-guarantor subsidiary is minor (as defined by Rule 3-10 of Regulation

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S-X) and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The New Senior Credit Facility contains a senior secured leverage ratio (the ratio of Senior Secured Debt as of such date of determination to Consolidated EBITDA on an LTM basis) and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. The Company believes it was in compliance with these covenants as of December 31, 2006.

As of December 31, 2006, indebtedness under the term loan bore interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin of 3.75% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two or three months, as selected by the Company, plus a margin of 4.75%. As of December 31, 2006, the interest rate on the term loan was 10.13%. On March 16, 2007 the applicable margin rates were reduced by 1% with an amendment to the term loan facility.

Letters of Credit

As the Company no longer has a revolving credit facility, the Company is required to cash collateralize outstanding letters of credit. The letters of credit serve as collateral for various bonds, ranging from performance contingencies to wage and fringe benefit bonds. The Company has classified the cash used to collateralize these letters of credit as either current or non-current restricted cash on the balance sheet, depending on the expected longevity of the underlying bonds.

Senior Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $220.0 million in principal amount of 10% Senior Notes which mature on February 15, 2009. Interest is payable semi-annually, in arrears, on May 15 and November 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance and are subordinate to existing and future secured debt and are senior to Muzak LLC’s existing Senior Subordinated Notes. The Senior Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 16). The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After February 15, 2007, the Company may redeem all or part of the Senior Notes at a redemption price equal to 102.5% of the principal which redemption price declines to 100% of the principal amount in 2008.

Senior Subordinated Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Muzak LLC and Muzak Finance and are subordinated in right of payment to all existing and future Senior Indebtedness of the Muzak LLC and Muzak Finance. The Senior Subordinated Notes are guaranteed by the Company and certain of the Company’s direct and

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indirect subsidiaries (See Note 16). The indenture governing the Senior Subordinated Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After March 15, 2004, the Company may redeem all or part of the Senior Subordinated Notes at a redemption price equal to 104.938% of the principal which redemption price declines to 100% of the principal amount in 2007.

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

Other Debt

The Company assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, aggregating $1.7 million as of December 31, 2006, bear interest at 9.9% and mature in November 2016. Effective October 2006, the Company is required to make monthly principal and interest payments until maturity.

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2007	$1,178
2008	1,193
2009	436,482
2010	24,418
2011	191
Thereafter	1,031

The Annual maturities schedule includes principal amount of the Senior Notes which mature in 2009 and the effect of the March 16, 2007 amendment to the senior secured term loan facility.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total interest paid by the Company on all indebtedness was $47.4 million, $44.2 million, and $38.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Interest Rate Swap

The Company entered into an interest rate swap agreement in which the Company effectively exchanged $220.0 million of fixed rate debt at 10.0% for six month LIBOR plus 7.95%. The swap agreement, entered into to mitigate its interest costs associated with its Senior Notes, matured in November 2004. Because the swap agreement was not designated as a hedge under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), changes in fair value of the swap were recorded as an adjustment to interest expense. The effect of this interest rate swap agreement was to reduce interest expense by $0.4 million in 2004.

Fair Value of Financial Instruments

The estimated fair values of the Company’s debt as of December 31, 2006 and December 31, 2005 were $409.3 million and $365.6 million, respectively. The fair value of the Senior Notes, Senior Subordinated Notes and the Senior Discount Notes are based upon quoted market price. The fair value of the other long-term debt of the Company approximates the carrying value as it bears interest at variable rates.

6. Redeemable Preferred Units

On October 18, 2000, the Company completed a private placement of 85,000 series A preferred membership units (“preferred units”) and 5,489 Class A common units (“purchased Class A units”) for a total of $85.0 million. The current liquidation value of the preferred units is $227.8 million as of December 31, 2006.

The $85.0 million in proceeds was allocated as follows: (i) $5.5 million to Class A units, and (ii) $77.1 million to the preferred units, net of commitment fees and transaction costs of $2.4 million. The outstanding preferred units are entitled to receive a preferential return equal to 15% per annum, which accrues and is compounded quarterly, before any distributions are made with respect to any other common units. The discount between the amount allocated to the preferred units of $77.1 million and the $85.0 million in capital value is being amortized over the period from the date of issuance to October 17, 2011. Due to the absence of retained earnings, the amortization of the discount and the preferential return on the preferred units is being recorded as an adjustment to Class A units. Upon the balance of the Class A units reaching zero, the amortization of the discount and the preferential return on the preferred units is being recorded as an adjustment to Accumulated deficit.

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

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Securities Purchase Agreement contains certain financial covenants including maintenance of interest, total leverage, adjusted annualized operating cash flow, and maximum consolidated capital expenditures. In addition, the Company is generally prohibited from paying dividends or making other restrictive payments, certain transactions with affiliates, entering into restrictive agreements, and from consolidating with any other person or selling, assigning, transferring, leasing, conveying or otherwise disposing of assets. These conditions were not satisfied as of December 31, 2006 as the Company was in violation of unit coverage ratio, leverage ratio, and annualized operating cash flow. The Company has been in default of the unit coverage ratio since June 2003, of the leverage ratio since December 31, 2003, and of the annualized operating cash flow since June 2004.

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

7. Restructuring Charges

In June 2005, the Company implemented a revised business plan which entailed streamlining the size of its sales force in order to achieve more moderate growth. This revised business plan seeks to reduce the number of annual new client location additions. This revised plan has contributed to our ability to generate modest positive free cash flow. While there can be no assurances, we expect that the associated decrease in capital investments under the revised business plan will continue to contribute towards our goal of generating free cash flow after debt service obligations.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the revised business plan in June 2005 and the reorganization of the field management in January 2006, the following table is a summary of the accrued liability for the restructuring charges (in thousands):

	Employee Severance	Lease Impairment Costs	Total
Initial Charges as of June 30, 2005	$589	$755	$1,344
Additional charges	373	—	373
Cash payments	(785)	(98)	(883)

Accrued liability as of December 31, 2005	$177	$657	$834
Additional charges	339	—	339
Cash Payments	(516)	(157)	(673)

Accrued liability as of December 31, 2006	$—	$500	$500

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

The Company will pay the charges relating to field office leases over the remaining terms of the leases principally through December 2013.

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

At December 31, 2006, future minimum lease payments under operating and capital leases are as follows (in thousands):

Fiscal Year Ending	Capital	Operating
2007	$2,202	$8,769
2008	1,211	8,266
2009	473	7,900
2010	—	6,955
2011	—	4,868
Later Years	—	19,083
Less Imputed Interest	(378)	—
Less Executory Cost	(319)	—

	$3,189	$55,841

Rental expense under operating leases was $9.9 million, $10.9 million, and $10.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Closed Circuit Television Systems Disposition

On February 25, 2004, we obtained a Consent and Waiver for the disposition of our closed circuit television systems (“CCTV”) product line from the existing lenders of the Senior Credit Facility and on March 1, 2004, sold the related inventory and recurring customer contracts to a third party for $2.0 million in notes receivable. In conjunction with the sale, the Company disposed of inventory totaling $0.9 million, accounts receivable of $0.2 million, and other assets and liabilities relating to the CCTV product line of $0.9 million, net. The Company did not record a gain or loss on the transaction as the proceeds received approximated the net assets displaced. Due to a default in payments totaling $1.0 million, the Company determined that the note receivable was impaired and recorded a $0.6 million impairment charge to properly reflect the receivable at its estimated fair market value as of September 30, 2004. On January 20, 2005, the Company received an amended and restated secured promissory note (“revised note”) from the purchaser of the Company’s CCTV product line. During the second quarter of 2005 the Company recorded $1.7 million of charges relating to provisions for impaired note receivable balances. The charges relate to various notes, including $1.2 million for our note receivable from the purchaser of our closed circuit television systems product line. In the fourth quarter of 2005, the Company pursued a collection action against the purchaser of our closed circuit television system product line and concluded a settlement for $250,000.

10. Employee Benefit Plans

The Company has a 401(k) profit sharing plan, which covers substantially all of its employees. The Company matches 60% of employees’ contributions to the plan up to the first 6%. Plan expenses were $1.3 million, $1.4 million, and $1.6 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

11. Income Taxes

The provision (benefit) for income taxes for the Company’s corporate subsidiaries is as follows (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Current tax:
Federal	$13	$15	$52
State	—	—	22

	13	15	74
Deferred tax benefit:
Federal	(364)	(212)	(207)
State	(78)	(45)	(35)

	(442)	(257)	(242)

	$(429)	$(242)	$(168)

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Taxes paid were $0.1 million, $0.2 million, and $0.3 million during the years ended December 31, 2006, 2005, and 2004, respectively. The Company’s effective tax rate differs from the statutory federal tax rate for the following reasons:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Federal tax benefit of statutory rates	$(13,189)	$(16,429)	$(13,407)
State income taxes	—	—	78
Goodwill and nondeductible expenses	1	1
Release of valuation allowance	(196)	(91)
Loss incurred by partnership not subject to corporate income tax	12,955	16,277	13,161

	$(429)	$(242)	$(168)

Deferred tax liabilities primarily relate to the book tax difference related to income producing contracts acquired in purchase business combinations. Such deferred tax liabilities are reduced over the term of the related income producing contracts. The components of the net deferred tax asset (liability) at December 31 are as follows (in thousands):

	2006	2005
Property and equipment	$(105)	$(125)
Intangible assets	(1,106)	(1,519)
Loss Carryforwards	519	491
AMT Credit Carryforwards	9	4
Other	472	458
Valuation allowance	(519)	(481)

Net deferred tax liability (included in other long term liabilities)	$(730)	$(1,172)

The Company has gross federal net operating loss carryforwards of $1.2 million which will begin to expire in 2019. In addition to the above loss carryforwards, the Company has additional loss carryforwards in the amount of $4.9 million and $5.5 million for the years ended December 31, 2006 and 2005, respectively. These losses have a full valuation allowance against them and began expiring in 2006.

12. Related Party Transactions

The Company has a Management and Consulting Services Agreement (“Management Agreement”) with ABRY Partners, which provides that Muzak will pay a management fee as defined in the Management Agreement. During 2006, 2005 and 2004, Muzak incurred fees and expenses of $0.0 million, $0.2 million, and $0.3 million, respectively under this agreement. Either ABRY Partners or the Company, with the approval of the Board of Directors of the Company, may terminate the Management Agreement by prior written notice to the other. As of December 31, 2006, the Company owes ABRY Partners approximately $2.8 million under the Management Agreement.

Gregory F. Rayburn had been the Chief Executive Officer of the Company from July 2005 to July 2006. He is the Senior Managing Director and Practice Leader of FTI Palladium Partners, a division of FTI Consulting,

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inc. He joined Muzak through an agreement between the Company and FTI. Total amounts paid to FTI during 2006 and 2005 were $0.7 million and $1.5 million, respectively. Such amounts include the services of Gregory Rayburn, an additional FTI associate and an interim CIO.

Principals of Banc of America Capital Investors, L.P. (formerly known as Bancamerica Capital Investors I, L.P., (“BACI”)) currently serve on the Company’s Board of Directors. BACI has rights and obligations as a holder of preferred units in the Company. BACI is an affiliate of each of Banc of America Securities, LLC and Bank of America, N.A. Muzak Holdings and its affiliates utilize Bank of America, N.A. for treasury and banking services and have incurred $1.1 million in charges and fess associated with such services in 2006.

13. Muzak Holdings Finance Corp.

Muzak Holdings Finance Corp. is a co-issuer of the Senior Discount Notes and had no operating activities during 2006, 2005, and 2004.

14. Members’ Deficiency

The Company has issued two classes of equity units: Class A units (“Class A units”) and Class B units (“Class B units”) (collectively, the “units”). Each class of units represents a fractional part of the membership units of the Company.

Voting Units

The Company has authorized and issued Class A and Class A-1 units. The Company has authorized Class A-2 units, however no Class A-2 units are outstanding as of December 31, 2006. The Class A-1 and Class A-2 units represent a Class of membership interests in the Company and have the rights and obligations specified in the Company’s Fourth Amended and Restated Limited Liability Company Agreement. Each Class A, A-1 and A-2 unit is entitled to voting rights equal to the percentage that such units represent of the aggregate number of outstanding Class A, Class A-1, and Class A-2 units. Each Class A, Class A-1 and Class A-2 unit accrues a preferred return annually on the capital value of such unit at a rate of 15% per annum to be paid only upon a change of control. The Company cannot pay distributions (other than tax distributions or distributions related to the mandatorily redeemable preferred stock) in respect of other classes of securities (including distributions made in connection with a liquidation) until the preferred return and capital values of the Class A, Class A-1, and Class A-2 units are paid to each holder thereof. In the event any residual value exists after other classes of membership interests receive their respective priorities, holders of Class A, Class A-1, and Class A-2 units are entitled to participate pro rata with other holders of common units in such residual value. As of December 31, 2006, the Company had 123,494 Class A units outstanding and 8,928 Class A-1 units outstanding.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non Voting Units

The Class B units are non-voting equity interests in the Company which are divided into four subclasses, Class B-1 units, Class B-2 units, Class B-3 units, and Class B-4 units. Each holder of Class B units is entitled to participate in Last Priority Distributions, if any, provided that Priority Distributions on all voting interests have been paid in full. The Company is authorized to issue Class B-5 units, however no B-5 units are outstanding as of December 31, 2006. The Class B-1 units, B-2 units, and B-3 units have a vesting period of five years, and the Class B-4 units vest immediately upon issuance. Upon a change in control, as defined, all of these units become fully vested and exercisable. Class B unit activity is as follows:

	Class B-1	Class B-2	Class B-3	Class B-4	Total
Balance, December 31, 2003	3,832	3,845	3,858	3,002	14,537
Issuances	—	—	—	—	—
Repurchases	(154)	(154)	(153)	—	(461)

Balance, December 31, 2004	3,678	3,691	3,705	3,002	14,076
Issuances	18	18	18	—	54
Repurchases	(759)	(759)	(759)	—	(2,277)

Balance, December 31, 2005	2,937	2,950	2,964	3,002	11,853
Issuances	—	—	—	—	—
Repurchases	(12)	(12)	(12)	—	(36)

Balance, December 31, 2006	2,925	2,938	2,952	3,002	11,817

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

Litigation

Muzak and the Company are co-defendants in a lawsuit filed in the U.S. District Court, Northern District of Illinois, Eastern Division, by Sound of Music, Ltd., a former franchisee of Muzak. Sound of Music, Ltd. is asserting claims against Muzak and the Company for violation of Federal securities laws, breach of contract and common law fraud. The case has arisen as a result of Sound of Music, Ltd.’s sale of substantially all of its MUZAK® related assets to Muzak and the Company in 2001. Sound of Music, Ltd. commenced this lawsuit more than three years after the parties consummated the purchase and sale transaction and now contends that it did not receive the total consideration promised and that the value of certain Class A units of the Company received in consideration for the assets was misrepresented. Sound of Music, Ltd. is seeking damages in excess of $1 million. While we are unable to predict the outcome of this case, we contend that Sound of Music, Ltd.’s

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assertions, claims, and allegations against Muzak and the Company are without merit, and we are vigorously contesting the same. Discovery is near conclusion, and we have filed a Motion for Summary Judgment that is currently pending with the court. Trial is tentatively set for May 15, 2007.

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

Other Commitments

As of December 31, 2006, the Company has approximately $10.7 million in outstanding capital expenditure commitments covering a five-year period. The Company, as discussed in Note 8 above, is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

16. Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for 2006, 2005 and 2004 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Notes and Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Notes and the Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Notes and Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition, LLC, Audio Environments, Inc, Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Notes and Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Notes and Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance sheets as of December 31, 2006

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$19,032	$—	$—	$—	$19,032
Restricted cash	—	799	—	—	—	799
Accounts receivable, net	—	23,197	—	564	—	23,761
Inventories	—	13,001	—	—	—	13,001
Prepaid expenses and other assets	—	4,592	—	—	—	4,592

Total current assets	—	60,621	—	564	—	61,185
Restricted cash	—	982	—	—	—	982
Property and equipment, net	—	82,768	—	—	—	82,768
Intangible assets, net	—	187,382	—	19,389	—	206,771
Deferred charges and other assets, net	236	39,792	3,489	8	(3,489)	40,036
Advances in/due from subsidiaries	—	6,305	—	4,867	(11,172)	—
Investment in subsidiary	(84,872)	20,807	—	—	64,065	—

Total assets	$(84,636)	$398,657	$3,489	$24,828	$49,404	$391,742

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	$—	$4,540	$—	$190	$—	$4,730
Accrued expenses	919	22,969	6,062	1,298	(6,062)	25,186
Current portion of other liabilities	—	2,874	—	—	—	2,874
Current maturities of long term debt	—	1,059	—	119	—	1,178
Advance billings	—	1,128	—	—	—	1,128

Total current liabilities	919	32,569	6,062	1,607	(6,062)	35,095
Long-term debt	24,245	436,949	334,506	1,627	(334,506)	462,821
Other liabilities	—	9,143	—	787	—	9,930
Advances in/due from subsidiaries	6,305	4,867	66,712	—	(77,884)	—
Redeemable Preferred units	221,320	—	—	—	—	221,320
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficiency/Shareholder equity	(345,213)	(84,872)	(403,791)	20,807	467,856	(345,213)

Total liabilities and members’ deficiency	$(84,636)	$398,657	$3,489	$24,828	$49,404	$391,742

*	Also includes a non-guarantor which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X. “minor”

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations for the Twelve months ended December 31, 2006

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues:
Music and other business services	$—	$186,011	$—	$4,327	$—	$190,338
Equipment and related services	—	58,262	—	—	—	58,262

	—	244,273	—	4,327		248,600

Cost of Revenues:
Music and other business services excluding depreciation and amortization expense	—	43,807	—	1,539	—	45,346
Equipment and related services	—	58,655	—		—	58,655

	—	102,462	—	1,539	—	104,001

	—	141,811	—	2,788	—	144,599

Selling, general and administrative expenses	—	83,106	—	814	—	83,920
Management fee	—	(865)	—	865	—	—
Depreciation and amortization expense	—	49,441	—	1,565	—	51,006

Income (loss) from operations	—	10,129	—	(456)	—	9,673
Other income (expense):
Interest expense	(3,260)	(47,050)	(35,220)	(178)	35,220	(50,488)
Other, net	—	1,152	—	(3)	—	1,149
Equity in earnings of subsidiary	(35,995)	(226)	—	—	36,221	—

Loss before income taxes	(39,255)	(35,995)	(35,220)	(637)	71,441	(39,666)
Income tax benefit	—	—	—	(411)	—	(411)

Net loss	$(39,225)	$(35,995)	$(35,220)	$(226)	$71,441	$(39,255)

*	Also includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2006

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$108	$32,140	$—	$2,287	$—	$34,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	172	—	—	—	172
Capital expenditures for property and equipment and intangibles	—	(28,410)	—	—	—	(28,410)

Net cash used in investing activities	—	(28,238)	—	—	—	(28,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Term Loan	—	(1,050)	—	—	—	(1,050)
Repayments of capital lease obligations and other debt		(2,033)		(118)		(2,151)
Collateralized letters of credit	—	(78)	—	—	—	(78)
Advance to/from subsidiaries	(108)	2,277	—	(2,169)	—	—

Net cash used in financing activities	(108)	(884)	—	(2,287)	—	(3,279)

NET INCREASE IN CASH		3,018				3,018
CASH, BEGINNING OF PERIOD	—	16,014	—	—	—	16,014

CASH, END OF PERIOD	$—	$19,032	$—	$—	$—	$19,032

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance sheets as of December 31, 2005

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$16,014	$—	$—	$—	$16,014
Restricted cash	—	721	—	—	—	721
Accounts receivable, net	—	23,809	—	564	—	24,373
Inventories	—	16,706	—	—	—	16,706
Prepaid expenses and other assets	—	4,515	—	—	—	4,515

Total current assets	—	61,765	—	564	—	62,329
Restricted cash	—	982	—		—	982
Property and equipment, net	—	93,045	—	61	—	93,106
Intangible assets, net	—	199,480	—	20,893	—	220,373
Deferred charges and other assets, net	343	50,928	5,156	7	(5,156)	51,278
Advances in/due from subsidiaries	—	3,152	—	3,853	(7,005)	—
Investment in subsidiary	(48,877)	21,033	—	—	27,844	—

Total assets	$(48,534)	$430,385	$5,156	$25,378	$15,683	$428,068

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	$—	$5,580	$—	$143	$—	$5,723
Accrued expenses	919	19,333	6,062	1,129	(6,062)	21,381
Current portion of other liabilities	—	2,807	—	—	—	2,807
Current maturities of long term debt	—	1,050	—	110	—	1,160
Advance billings	—	1,022	—	—	—	1,022

Total current liabilities	919	29,792	6,062	1,382	(6,062)	32,093
Long-term debt	24,245	437,730	334,309	1,755	(334,309)	463,730
Other liabilities	—	7,887	—	1,208	—	9,095
Advances in/due from subsidiaries	3,152	3,853	33,356	—	(40,361)
Redeemable Preferred units	185,579	—	—	—	—	185,579
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficiency/Shareholder equity	(270,217)	(48,877)	(368,571)	21,033	396,415	(270,217)

Total liabilities and members’ deficiency	$(48,534)	$430,385	$5,156	$25,378	$15,683	$428,068

*	Also includes a non-guarantor which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X. “minor”

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

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. New Accounting Pronoucements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation modified the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (FAS 109). Specifically, FIN 48 changes the application of FAS 109 by establishing criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides new rules for measurement, derecognition, classification, interest and penalties, accounting for income taxes in interim periods, as well as disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of adopting FIN 48 will be recorded in retained earnings and the liability for uncertain tax positions. The Company is still evaluating the effect of this pronouncement, however, believes the impact of any adjustment will not be material. The Company does not believe there will be any impact to the Income Statement at the time of adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the impact of the adoption of this statement and it is not anticipated to have a material impact to the Company’s financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact in the Company’s financial statements.

18. Quarterly Financial Data (Unaudited): (In Thousands)

The quarterly data below is based on the Company’s fiscal periods.

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$59,449	$61,493	$62,961	$64,697
Cost of revenues, excluding depreciation and amortization	24,501	25,478	26,677	27,345
Income from operations (a)	1,120	2,739	1,907	3,907
Net loss	(11,098)	(9,392)	(10,433)	(8,332)

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$60,924	$60,864	$62,337	$62,800
Cost of revenues, excluding depreciation and amortization (b)	23,655	23,839	25,204	26,019
Income (loss) from operations (c)	(83)	(1,548)	797	2,730
Net loss (d)	(11,443)	(16,279)	(11,287)	(9,548)

(a)	The third quarter of 2006 includes a $2.0 million write-off of implementation and design costs associated with the ERP system which was discontinued.
(b)	Capitalized labor decreased $1.0 million from Q2 2005 to Q3 2005 as a result of the reduced installation activity. This reduction in activity is in line with the revised business plan adopted by the company in 2005.
(c)	The second quarter of 2005 includes $1.3 million of charges associated with severance and related termination benefits
(d)	The second quarter of 2005 includes a $2.7 million loss on extinguishment of debt in 2005 which is related to the April 15, 2005 refinancing of the existing Senior Credit Facility with a new $105.0 million senior secured term loan facility. The third quarter of 2005 includes a $0.8 million impairment of lease obligations related to unutilized space in several office locations and a $1.7 million impairment of the Alcas notes receivable and the note receivable related to the 2004 sale of CCTV product line.

19. Subsequent Events

On March 16, 2007, the Company amended its senior secured term loan facility by extending the maturity date from April 15, 2008 to January 19, 2009 and reducing the applicable margin by 1%.