Form 10-Q
period 2007-03-31
MUZAK HOLDINGS LLC; MUZAK HOLDINGS FINANCE CORP
filed 2007-05-15
CIK 1085320, 1085319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2007	December 31, 2006 (1)
ASSETS
Current assets:
Cash	$21,435	$19,032
Restricted cash	820	799
Accounts receivable, net of allowances of $2,101 and $2,202	19,910	23,761
Inventories	12,188	13,001
Prepaid expenses and other assets	5,563	4,592

Total current assets	59,916	61,185
Restricted cash	982	982
Property and equipment, net	79,404	82,768
Goodwill	140,805	140,805
Intangible assets, net	62,563	65,966
Deferred subscriber acquisition costs, net	32,315	34,154
Deferred charges and other assets, net	5,752	5,882

Total assets	$381,737	$391,742

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$3,698	$4,730
Accrued expenses (see Note 4)	24,037	25,186
Current maturities of long term debt	1,181	1,178
Current portion of other liabilities	2,627	2,874
Advance billings	1,843	1,128

Total current liabilities	33,386	35,096
Long-term debt, net of current portion	462,578	462,821
Other liabilities, net of current portion	9,823	9,930
Commitments and contingencies
Redeemable preferred units	231,105	221,320
Redeemable purchased Class A units	7,788	7,788
Members’ deficit:
Class A units	—	—
Accumulated deficit	(362,943)	(345,213)

Total members’ deficit	(362,943)	(345,213)

Total liabilities and members’ deficit	$381,737	$391,742

(1)	The year end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Net Revenues:
Music and other business services	$47,705	$47,492
Equipment and related services	14,636	11,957

	62,341	59,449

Cost of revenues:
Music and other business services (excluding $8,193 and $9,015 of depreciation and amortization expense)	11,027	11,069
Equipment and related services	13,454	13,432

	24,481	24,501

Selling, general and administrative expenses	21,140	20,686
Depreciation and amortization expense	12,270	13,142

Income from operations	4,450	1,120

Other income (expense):
Interest expense	(12,660)	(12,440)
Other, net	163	142

Loss before income taxes	(8,047)	(11,178)
Income tax benefit	(102)	(80)

Net loss	(7,945)	(11,098)
Preferred return on redeemable preferred units	(9,785)	(8,286)

Net loss attributable to common unit holders	$(17,730)	$(19,384)

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,945)	$(11,098)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain (loss) on disposal of fixed assets	32	(28)
Impairment of capitalized labor	351	571
Deferred income tax benefit	(110)	(102)
Depreciation and amortization	12,270	13,142
Amortization of senior discount, senior notes, and deferred financing fees	740	733
Amortization of deferred subscriber acquisition costs	3,902	4,081
Deferred subscriber acquisition costs	(1,902)	(2,334)
Change in unearned installment income	345	569
Change in certain assets and liabilities
Accounts receivable	3,851	2,484
Inventory	813	148
Accounts payable	(1,032)	(11)
Accrued expenses	(1,149)	(243)
Advance billings	715	1,824
Other, net	(1,248)	(114)

Net cash provided by operating activities	9,633	9,622

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property and equipment	(5,885)	(7,839)
Capital expenditures for intangibles	(16)	(16)
Proceeds from sale of fixed assets	14	43

Net cash used in investing activities	(5,887)	(7,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash used to collateralize letters of credit	(21)	(16)
Repayment of term loan	(262)	(262)
Payment of financing fees	(517)	—
Repayments of capital lease obligations and other debt	(543)	(562)

Net cash used in financing activities	(1,343)	(840)

NET INCREASE IN CASH	2,403	970
CASH, BEGINNING OF PERIOD	19,032	16,014

CASH, END OF PERIOD	$21,435	$16,984

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

MEMBERS’ DEFICIT

(Unaudited)

(In thousands, except for units)

	Class A		Class B		Accumulated Deficit	Total Members’ Deficit
	Units	Dollars	Units	Dollars
Balances, December 31, 2006	125,164	$—	11,817	$—	$(345,213)	$(345,213)
Net loss (1)					(7,945)	(7,945)
Preferred return on preferred units					(9,785)	(9,785)

Balances, March 31, 2007	125,164	$—	11,817	$—	$(362,943)	$(362,943)

(1)	Comprehensive loss equals net loss

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Overview

Organization—Muzak Holdings LLC (and its subsidiaries (the “Company”)), previously known as ACN Holdings, LLC, was formed in September 1998 pursuant to the laws of the state of Delaware. The Company provides business music programming to clients through its integrated nationwide network of owned operations and franchises. All of the operating activities are conducted through the Company’s subsidiaries.

As of March 31, 2007, ABRY Partners, LLC and its respective affiliates, collectively own 64.2% of the beneficial interests in the Company’s voting interests.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Muzak Holdings LLC Annual Report on Form 10-K for the year ended December 31, 2006. On January 1, 2007, the Company adopted Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The adoption of this FASB had no impact on the Company.

The financial statements as of March 31, 2007 and the financial statements for the three months ended March 31, 2007 and 2006 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary to state fairly the financial information included herein. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

On April 12, 2007, the Company announced that it is contemplating a future consolidation or combination with DMX, Inc. This combination would be contingent on a sale of the combined entity to an as yet unidentified third party buyer following clearance by federal regulators. Accordingly, the parties have submitted a Hart-Scott-Rodino filing seeking clearance for such a transaction. In the interim, Muzak and DMX will remain independent companies and continue to compete and to provide, without disruption, the highest-quality products and services to their respective clients. In connection with the aforementioned plan the Company has incurred costs of $0.8 million which are included in selling, general and administrative expenses.

2. Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life (years)	March 31, 2007	December 31, 2006
Equipment provided to subscribers	5	$209,495	$206,600
Capitalized installation labor	5	51,466	54,260
Equipment	4-7	46,612	45,800
Other	3-30	22,020	22,096

		329,593	328,756
Less accumulated depreciation		(250,189)	(245,988)

		$79,404	$82,768

Included in equipment and other at March 31, 2007 and December 31, 2006 is $19.3 million of equipment under capital leases. Accumulated depreciation associated with the equipment under capital leases is $16.6 million and $16.3 million at March 31, 2007 and December 31, 2006, respectively. Depreciation of property and equipment was $8.9 million and $9.7 million for the quarters ended March 31, 2007 and 2006, respectively.

3. Intangible Assets

Unamortized intangible assets consist of the following (in thousands):

	March 31, 2007 Carrying Amount	December 31, 2006 Carrying Amount
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

	Useful Life (years)	March 31, 2007		December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Income producing contracts	12	$153,900	$(101,123)	$153,900	$(97,916)
License agreements	20	5,102	(2,034)	5,102	(1,970)
Trademarks	5	15,378	(15,237)	15,361	(15,223)
Non-compete agreements	3-5	275	(275)	275	(275)
Other	20	10,831	(4,254)	10,831	(4,119)

		$185,486	$(122,923)	$185,469	$(119,503)

Aggregate amortization expense was $3.4 million for the quarters ended March 31, 2007 and 2006, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

Fiscal year ending
2007 (remaining nine months)	$10,256
2008	13,667
2009	13,656
2010	12,960
2011	5,599

4. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	March 31, 2007	December 31, 2006
Accrued interest	$10,576	$8,768
Accrued compensation and benefits	1,970	4,024
Amounts payable to franchisees	3,005	3,242
Sales, property and income taxes payable	2,035	3,105
Licensing royalties	2,027	2,204
Other	4,424	3,843

	$24,037	$25,186

5. Debt

Debt obligations consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Long term debt:
Term Loan – Senior credit facility	$103,163	$103,425
Senior notes	219,559	219,506
Senior subordinated notes	115,000	115,000
Senior discount notes	24,245	24,245
Other	1,792	1,823

Total debt obligations	463,759	463,999
Less current maturities	(1,181)	(1,178)

	$462,578	$462,821

April 2005 Term Loan Facility

On April 15, 2005, the Company refinanced its then existing Senior Credit Facility with a new $105.0 million senior secured term loan facility (“New Senior Credit Facility”). A portion of the proceeds was used to repay the then existing outstanding term and revolving loans and accrued interest, to provide collateral for outstanding letters of credit under the then existing Senior Credit Facility, and to pay fees and expenses. The then existing Senior Credit Facility has been terminated. On March 16, 2007, the Company amended the New Senior Credit Facility, by extending the maturity from April 2008 to January 2009 and reducing the applicable margin by 1.0% The amendment also includes a provision for a prepayment penalty of 1.0% if certain events occur prior to the one year anniversary of the amendment. The Company incurred fees associated with this amendment of $0.5 million.

The New Senior Credit Facility is payable in quarterly installments of 0.25% of the original outstanding balance ($105.0 million) beginning September 2005 until final maturity on January 19, 2009. The New Senior Credit facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of the Company’s tangible and intangible assets and (ii) the capital stock of the Company’s subsidiaries. The non-guarantor subsidiary is minor (as defined by Rule 3-10 of Regulation S-X) and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The New Senior Credit Facility contains a senior secured leverage ratio (the ratio of Senior Secured Debt as of such date of determination to Consolidated EBITDA on a last twelve months (LTM) basis) and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. Management believes that the Company was in compliance with these covenants as of March 31, 2007.

Prior to being amended on March 16, 2007, indebtedness under the term loan bears interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin of 3.75% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two or three months, as selected by the Company, plus a margin of 4.75%. On March 16, 2007, the applicable margin was reduced by 1.0% with an amendment to the term loan facility. As of March 31, 2007, the interest rate on the term loan was 9.11%.

Senior Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $220.0 million in principal amount of 10% Senior Notes which mature on February 15, 2009. Interest is payable semi-annually, in arrears, on May 15 and November 15 of each year. The Senior Notes are general unsecured obligations of Muzak LLC and Muzak Finance Corp. and are subordinate to existing and future secured debt and are senior to Muzak LLC’s existing Senior Subordinated Notes. The Senior Notes are guaranteed by the Company and certain of the Company’s direct and indirect subsidiaries (See Note 12). The indenture governing the Senior Notes prohibits the Company from making certain payments such as dividends and distributions of capital stock; repurchases or redemptions of capital stock, and investments (other than permitted investments) unless certain conditions are met by the Company. After February 15, 2007, the issuers may redeem all or part of the Senior Notes at a redemption price equal to 102.5% of the principal which redemption price declines to 100% of the principal amount in 2008.

Senior Subordinated Notes

Muzak LLC together with its wholly owned subsidiary, Muzak Finance Corp., has $115.0 million in principal amount of 9 7/8% Senior Subordinated Notes (“Senior Subordinated Notes”) which mature on March 15, 2009. Interest is payable semi-annually, in arrears, on March 15 and September 15 of each year. The Senior Subordinated Notes are general unsecured obligations of the Muzak LLC and Muzak Finance Corp and are subordinated in right of payment to all existing and future Senior Indebtedness of Muzak LLC and Muzak Finance Corp. The indenture governing the Senior Subordinated Notes prohibits Muzak LLC from making certain payments such as dividends and distributions of its capital stock; repurchases or redemptions of its capital stock, and investments (other than permitted investments) unless certain conditions are met by Muzak LLC. The issuers were able to redeem all or part of the Notes as of March 15, 2004. As of March 15, 2007, the issuers may redeem all or part of the Notes at a redemption price equal to 100% of the principal.

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

Other Debt

Muzak LLC assumed $2.4 million of promissory notes in connection with an acquisition in 1999. All of the notes, with the exception of one, aggregating $1.7 million, bear interest at 9.9% and mature in November 2016. Effective October 2006, the Company is required to make monthly principal and interest payments until maturity.

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2007 (remaining nine months)	$886
2008	1,192
2009	436,482
2010	24,418
2011	191
Thereafter	1,030

The Annual maturities schedule includes the principal amount of the Senior Notes which mature in 2009.

Total interest paid by the Company on all indebtedness was $10.1 million and $9.8 million for the quarters ended March 31, 2007 and 2006, respectively.

6. Redeemable Preferred Units

The Company was in violation of unit coverage ratio, leverage ratio, and annualized operating cash flow under the Securities Purchase Agreement as of March 31, 2007. The Company has been in default of the unit coverage ratio since June 2003, of leverage ratio since December 31, 2003, and of annualized operating cash flow since June 2004. As a result of the defaults, the preferred units accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio (the ratio of consolidated operating cash flow to the sum of consolidated interest expense plus the aggregate Series A preferred return, as more specifically defined in the Securities Purchase Agreement) and leverage ratio for the foreseeable future. As a result of non-compliance with unit coverage ratio and leverage ratio for four consecutive quarters (a Class B and Class A default under the Securities Purchase Agreement, respectively), two of the three preferred unit holders were each entitled to be designated as either a Class B or Class A Director, although neither party has elected to so designate a Class B or Class A Director. As such, the number of Class B Directors and Class A Directors remains unaffected by these defaults. The same two preferred unit holders will each be entitled to designate a Class A Director until such time as the Company complies with the leverage ratio. If the Company is still in default of the unit coverage ratio at the time that the Company complies with the leverage coverage ratio, the same two preferred unit holders would each still be entitled to designate a Class B Director. The foregoing defaults do not result in a cross default under the New Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes.

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

Following is a summary of the accrued liability for the restructuring charges (in thousands):

	Employee Severance	Lease Impairment Costs	Total
Accrued liability as of December 31, 2006	$—	$500	$500
Cash payments	—	(38)	(38)

Accrued liability as of March 31, 2007	$—	$462	$462

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

8. Muzak Holdings Finance Corp. and Muzak Finance Corp.

Muzak Holdings Finance Corp. and Muzak Finance Corp. had no operating activities during the quarters ended March 31, 2007 and 2006.

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

Litigation

Muzak and the Company are co-defendants in a lawsuit filed in the U.S. District Court, Northern District of Illinois, Eastern Division, by Sound of Music, Ltd., a former franchisee of Muzak. Sound of Music, Ltd. is asserting claims against Muzak and the Company for violation of Federal securities laws, breach of contract and common law fraud. The case has arisen as a result of Sound of Music, Ltd.’s sale of substantially all of its MUZAK® related assets to Muzak and the Company in 2001. Sound of Music, Ltd. commenced this lawsuit more than three years after the parties consummated the purchase and sale transaction and now contends that it did not receive the total consideration promised and that the value of certain Class A units of the Company received in consideration for the assets was misrepresented. Sound of Music, Ltd. is seeking damages in excess of $1 million. While we are unable to predict the outcome of this case, we contend that Sound of Music, Ltd.’s assertions, claims, and allegations against Muzak and the Company are without merit, and we are vigorously contesting the same. Discovery is near conclusion, and we have filed a Motion for Summary Judgment that is currently pending with the court. Both a ruling on our Motion for Summary Judgement and the scheduling of a trail (which had been tentatively set for May 15, 2007) have been postponed pending the finalization of a definite settlement between the parties.

We are the subject of, or a party to, various other proceedings in the ordinary course of our business. Management believes that such proceedings are routine in nature and incidental to the conduct of our business, and that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on our consolidated financial condition or results of operations.

Other Commitments

As of March 31, 2007, the Company has approximately $10.2 million in outstanding capital expenditure commitments covering a five-year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

10. Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the quarters ended March 31, 2007 and 2006 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Notes and Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Notes and Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Notes and Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Notes and Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

Condensed Consolidating Balance sheets as of March 31, 2007

(unaudited)(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$21,435	$—	$—	$—	$21,435
Restricted Cash	—	820	—	—	—	820
Accounts receivable, net	—	19,346	—	564	—	19,910
Inventories	—	12,188	—	—	—	12,188
Prepaid expenses and other assets	—	5,563	—	—	—	5,563

Total current assets	—	59,352	—	564	—	59,916
Restricted Cash	—	982	—	—	—	982
Property and equipment, net	—	79,404	—	—	—	79,404
Intangible assets, net	—	184,355	—	19,013	—	203,368
Deposits and other assets, net	210	37,852	3,073	5	(3,073)	38,067
Advances in/due from subsidiary	—	7,880	—	5,131	(13,011)	—
Investment in Subsidiary	(92,002)	20,737	—	—	71,265	—

Total assets	$(91,792)	$390,562	$3,073	$24,713	$55,181	$381,737

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$3,573	$—	$125	$—	$3,698
Accrued expenses (see Note 4)	133	22,538	8,723	1,366	(8,723)	24,037
Current maturities of long term debt	—	1,062	—	119	—	1,181
Current portion of other liabilities	—	2,627	—	—	—	2,627
Advance billings	—	1,843	—	—	—	1,843

Total current liabilities	133	31,643	8,723	1,610	(8,723)	33,386
Long-term debt, net of current portion	24,245	436,735	334,559	1,598	(334,559)	462,578
Other liabilities, net of current portion	—	9,055	—	768	—	9,823
Advances in/due from subsidiary	7,880	5,131	72,390	—	(85,401)	—
Redeemable Preferred Stock	231,105	—	—	—	—	231,105
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficit/Shareholder equity	(362,943)	(92,002)	(412,599)	20,737	483,864	(362,943)

Total liabilities and members’ deficit	$(91,792)	$390,562	$3,073	$24,713	$55,181	$381,737

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2007

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$46,687	$—	$1,018	$—	$47,705
Equipment and related services	—	14,636	—	—	—	14,636

	—	61,323	—	1,018	—	62,341

Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	10,685	—	342	—	11,027
Equipment and related services	—	13,454	—	—	—	13,454

	—	24,139	—	342	—	24,481

Selling, general & administrative	—	20,962	—	178	—	21,140
Management fee	—	(204)	—	204	—	—
Depreciation & amortization expense	—	11,894	—	376	—	12,270

Income (Loss) from Operations	—	4,532	—	(82)	—	4,450
Other income (expense)
Interest expense	(815)	(11,802)	(8,808)	(43)	8,808	(12,660)
Other, net	—	164	—	(1)	—	163
Equity in earnings of subsidiaries**	(7,130)	(24)	—	—	7,154	—

Loss before income taxes	(7,945)	(7,130)	(8,808)	(126)	15,962	(8,047)
Income tax benefit	—	—	—	(102)	—	(102)

Net loss	$(7,945)	$(7,130)	$(8,808)	$(24)	$15,962	$(7,945)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2007

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities	$(761)	$10,211	$—	$183	$—	$9,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	14	—	—	—	14
Capital expenditures (for property, plant & equipment and intangibles)	—	(5,901)	—	—	—	(5,901)

Net cash used in investing activities	—	(5,887)	—	—	—	(5,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to collateralize letters of credit	—	(21)	—	—	—	(21)
Repayment of term loan	—	(262)	—	—	—	(262)
Repayment of capital lease obligations and other debt	—	(501)	—	(42)	—	(543)
Payment of financing fees	—	(517)	—	—	—	(517)
Advances to/from subsidiaries	761	(620)	—	(141)	—	—

Net cash used in/(provided by) financing activities	761	(1,921)	—	(183)	—	(1,343)

NET INCREASE IN CASH	—	2,403	—	—	—	2,403
CASH, BEGINNING OF PERIOD	—	19,032	—	—	—	19,032

CASH, END OF PERIOD	$—	$21,435	$—	$—	$—	$21,435

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Balance sheets as of December 31, 2006

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$19,032	$—	$—	$—	$19,032
Restricted cash	—	799	—	—	—	799
Accounts receivable, net	—	23,197	—	564	—	23,761
Inventories	—	13,001	—	—	—	13,001
Prepaid expenses and other assets	—	4,592	—	—	—	4,592

Total current assets	—	60,621	—	564	—	61,185
Restricted cash	—	982	—	—	—	982
Property and equipment, net	—	82,768	—	—	—	82,768
Intangible assets, net	—	187,382	—	19,389	—	206,771
Deferred charges and other assets, net	236	39,792	3,489	8	(3,489)	40,036
Advances in/due from subsidiaries	—	6,305	—	4,867	(11,172)	—
Investment in subsidiary	(84,872)	20,807	—	—	64,065	—

Total assets	$(84,636)	$398,657	$3,489	$24,828	$49,404	$391,742

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	$—	$4,540	$—	$190	$—	$4,730
Accrued expenses	919	22,969	6,062	1,298	(6,062)	25,186
Current portion of other liabilities	—	2,874	—	—	—	2,874
Current maturities of long term debt	—	1,059	—	119	—	1,178
Advance billings	—	1,128	—	—	—	1,128

Total current liabilities	919	32,569	6,062	1,607	(6,062)	35,096
Long-term debt	24,245	436,949	334,506	1,627	(334,506)	462,821
Other liabilities	—	9,143	—	787	—	9,930
Advances in/due from subsidiaries	6,305	4,867	66,712	—	(77,884)	—
Redeemable Preferred units	221,320	—	—	—	—	221,320
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficiency/Shareholder equity	(345,213)	(84,872)	(403,791)	20,807	467,856	(345,213)

Total liabilities and members’ deficiency	$(84,636)	$398,657	$3,489	$24,828	$49,404	$391,742

*	Also includes a non-guarantor which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X. “minor”

Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$46,362	$—	$1,130	$—	$47,492
Equipment and related services	—	11,957	—	—	—	11,957

	—	58,319	—	1,130	—	59,449

Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	10,685	—	384	—	11,069
Equipment and related services	—	13,432	—	—	—	13,432

	—	24,117	—	384	—	24,501

Selling, general & administrative	—	20,486	—	200	—	20,686
Management fee	—	(226)	—	226	—	—
Depreciation & amortization expense	—	12,742	—	400	—	13,142

Income (Loss) from Operations	—	1,200	—	(80)	—	1,120
Other income (expense)
Interest expense	(815)	(11,597)	(8,803)	(28)	8,803	(12,440)
Other, net	—	143	—	(1)	—	142
Equity in earnings of subsidiaries**	(10,283)	(29)	—	—	10,312	—

Loss before income taxes	(11,098)	(10,283)	(8,803)	(109)	19,115	(11,178)
Income tax benefit	—	—	—	(80)	—	(80)

Net loss	$(11,098)	$(10,283)	$(8,803)	$(29)	$19,115	$(11,098)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(763)	$8,587	$—	$1,798	$—	$9,622

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	43	—	—	—	43
Capital expenditures (for property, plant & equipment and intangibles)	—	(7,855)	—	—	—	(7,855)

Net cash used in investing activities	—	(7,812)	—	—	—	(7,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to collateralize letters of credit	—	(16)	—	—	—	(16)
Repayment of term loan	—	(262)	—	—	—	(262)
Repayment of capital lease obligations and other debt	—	(461)	—	(101)	—	(562)
Advances to/from subsidiaries	763	934	—	(1,697)	—	—

Net cash provided by / (used in) financing activities	763	195	—	(1,798)	—	840

NET INCREASE IN CASH	—	970	—	—	—	970
CASH, BEGINNING OF PERIOD	—	16,014	—	—	—	16,014

CASH, END OF PERIOD	$—	$16,984	$—	$—	$—	$16,984

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

On April 12, 2007, the Company announced that it is contemplating a future consolidation or combination with DMX, Inc. This combination would be contingent on a sale of the combined entity to an as yet unidentified third party buyer following clearance by federal regulators. Accordingly, the parties have submitted a Hart-Scott-Rodino filing seeking clearance for such a transaction. In the interim, Muzak and DMX will remain independent companies and continue to compete and to provide, without disruption, the highest-quality products and services to their respective clients. In connection with the aforementioned plan the Company has incurred costs of $0.8 million which are included in selling, general and administrative expenses.

On March 16, 2007, the Company amended the New Senior Credit Facility, by extending the maturity from April 2008 to January 2009 and reducing the applicable margin by 1.0% The amendment also includes a provision for a prepayment penalty of 1.0% if certain events occur prior to the one year anniversary of the amendment. The Company recorded fees associated with this amendment of $0.5 million in the first quarter of 2007.

Results of Operations

Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. The following discussions should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Net Revenues. Revenues were $62.3 million and $59.4 million for the quarters ended March 31, 2007 and 2006, respectively, an increase of 4.9%. Music and other business services revenue increased $0.2 million, or 0.4% in 2007 as compared to the quarter ended March 31, 2006. This slight increase is due to an increase in pricing and additional services sold to existing clients, offset in part by a slight decrease in the total number of client locations.

Equipment and related services revenue increased 22.4% or $2.7 million in 2007 as compared to the quarter ended March 31, 2006. The increase is primarily due to higher equipment sales and an increased in service billings during the quarter.

Cost of Revenues. Cost of revenues was $24.5 million for the quarters ended March 31, 2007 and 2006, respectively. Total cost of revenues as a percentage of revenues was 39.3% and 41.2% for the quarters ended March 31, 2007 and 2006, respectively. Costs of music and other business services revenue as a percentage of music and other business services revenue was 23.1% and 23.3% for the quarters ended March 31, 2007 and 2006, respectively.

Costs of equipment and related services revenue as a percentage of equipment and related services revenue was 91.9% and 112.3% for the quarters ended March 31, 2007 and 2006, respectively. In addition to equipment costs, these costs include salary, payroll taxes, and employee benefit related costs associated with our field install and service technicians as well as the management and centralized staff that supervises and schedule such technicians. Additionally, these costs also include the warehouse and purchasing functions and vehicle related expenses. The most recent quarter represents continued progress towards improving margin on equipment and related services. The improvement in our margin on equipment and related services is attributed to: increased demand for our equipment and services that improve our utilization of field personnel; continued use of standard prices for equipment; and additional administrative efforts to invoice service-related calls.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $21.1 million and $20.7 million for the quarters ended March 31, 2007 and 2006, respectively, an increase of $0.4 million, or 2.2%. Amortization of deferred subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses was $3.9 million and $4.1 million for the quarters ended March 31, 2007 and 2006, respectively. This $0.2 million decrease in amortization of deferred subscriber costs is consistent with the lower installation levels experienced in the quarter ended March 31, 2007 as compared to previous periods. The remaining $0.8 million increase in other selling, general, and administrative expenses for the three months ended March 31, 2007 as compared to the 2006 period is associated with the potential DMX transaction. The Company recorded $0.8 million of transaction related costs for the three months ended March 31, 2007.

Depreciation and amortization expenses. Depreciation and amortization was $12.3 million and $13.1 million for the quarters ended March 31, 2007 and 2006, respectively, a decrease of 6.6%. Depreciation and amortization of $8.2 million and $9.0 million for the quarters ended March 31, 2007 and 2006, respectively, are excluded from cost of revenue. Depreciation expense decreased $0.8 million in the three months ended March 31, 2007 compared to 2006 due to certain subscriber investments and other fixed assets becoming fully amortized in 2006, along with the lower levels of subscriber investments as a result of lower installations. Amortization expense for the three months ending March 31, 2007 and 2006 remained flat at $3.4 million.

Interest expense. Interest expense increased $0.2 million to $12.7 million for the quarter ended March 31, 2007 compared to the same 2006 period. This increase is due to an increase in overall interest rates as our New Senior Credit facility, which until March 2007 bore interest at LIBOR plus a 4.75% margin. Interest income generated on the outstanding cash balance is reflected in other income. Interest income was $0.2 million and $0.1 million for quarters ending March 31, 2007 and 2006, respectively.

Income tax provision. Income tax benefit was $102 thousand and $80 thousand for the quarters ended March 31, 2007 and 2006, respectively. Although the Company is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are taxable corporations. The income tax benefit relates to these corporate subsidiaries.

Net Loss. The combined effect of the foregoing resulted in a net loss of $7.9 million for the quarter ended March 31, 2007, compared to a net loss of $11.1 million for the comparable 2006 period.

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

The following table provides reconciliation from net income to EBITDA pursuant to the Notes.

	Quarter Ended
	March 31, 2007	March 31, 2006
Net loss	$(7,945)	$(11,098)
Interest expense	12,660	12,440
Income tax benefit	(102)	(80)
Depreciation and amortization	12,270	13,142
Non-cash impairment charges	352	571

EBITDA pursuant to Notes	$17,235	$14,975

Consolidated Leverage Ratio for the Company	6.43 x	7.08 x
Consolidated Leverage Ratio for Muzak	6.08 x	7.49 x

Non-cash impairment charges reflect the write-off of capitalized installation labor upon client contract terminations.

Our principal sources of funds is cash generated from operations and current cash balance. Cash was primarily used during the first three months of 2007 to make investments in new client locations and to make interest payments on our indebtedness. Cash flows provided by operations were $9.6 million and $9.6 million, cash flows used in investing activities were $5.9 million and $7.8 million, and cash flows used in financing activities were $1.3 million and $0.8 million in the three months ended March 31, 2007 and 2006, respectively.

Working capital was a net source of $2.0 million in 2007 as compared to a net source of $4.1 million in 2006. Accounts receivable and inventory balances resulted in a source of $4.7 million and $2.6 million in the three months ended March 31, 2007 and 2006, respectively.

The majority of our capital expenditures are comprised of the initial investment for the installation of equipment for new client locations. During the three months ended March 31, 2007, our total initial net investment in new client locations was $6.0 million, which was comprised of equipment and installation costs attributable to new client locations of $4.9 million and $1.9 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term. We also receive installation revenue of $0.8 million relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term.

We also invested $1.0 million in system upgrades, furniture and fixtures, and computers to be used at our headquarters. Our investment to replenish the equipment exchange pool relating to our drive-thru systems client locations was $0.6 million during the three months ended March 31, 2007.

Over the next twelve months, our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest payments on our indebtedness. The following table summarizes contractual obligations and commitments as of May 11, 2007 (in thousands).

	Payments due by Period
	Remaining 9 months 2007	2008	2009	2010	2011	After 2011	Total
Long-term debt	$886	$1,193	$436,482	$24,418	$191	$1,030	$464,200
Interest	37,327	47,062	14,891	1,705	113	248	101,346
Capital lease obligations	1,561	1,211	474	—	—	—	3,246
Operating leases	6,913	8,333	7,968	7,025	4,939	19,149	54,327
Unconditional purchase obligations	1,532	2,100	2,100	2,100	2,100	219	10,151

Total Contractual Cash Obligations	$48,219	$59,899	$461,915	$35,248	$7,343	$20,646	$633,270

We expect that our primary source of funds will be cash flows from operations and current cash balances. Total cash balance, including restricted cash of $1.7 million, was approximately $28.5 million as of May 10, 2007. The Company believes that its cash flow from operations, combined with its cash balances on hand will be sufficient to fund its growth in new client locations and debt service for at least the next twelve months.

Overall, the Company’s business plan anticipates growth in new client locations to be consistent with levels experienced over the last nine months. Given that the Company no longer has a revolving credit facility, if it requires cash in excess of amounts on hand, it may be required, among other things, to incur additional indebtedness, enter into other financing transactions, defer business opportunities, reduce its expenses, or sell assets. Our substantial indebtedness, including significant principle maturities due in 2009, could prove to be difficult to refinance or restructure at favorable terms or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period March 31, 2007, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K for the year ended December 31, 2006.

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

There have been no changes during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting as previous disclosed in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

There have been no material developments in legal proceedings involving the Company since those reported in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2006.

ITEM 1A.	Risk Factors

Risk factors which could cause actual results to differ materially from those suggested in any forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and in our annual report on Form 10-K for 2006, including those factors set forth in Part I, Item 1A of such report. There have been no material changes in the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

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

MUZAK HOLDINGS LLC MUZAK HOLDINGS FINANCE CORP.

	By:	/S/ STEPHEN P. VILLA
Date: May 15, 2007		Stephen P. Villa Chief Executive Officer (Principal Executive Officer)