Form 10-Q
period 2007-06-30
MUZAK HOLDINGS LLC; MUZAK HOLDINGS FINANCE CORP
filed 2007-08-14
CIK 1085320, 1085319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2007	December 31, 2006 (1)
ASSETS
Current assets:
Cash	$22,062	$19,032
Restricted cash	844	799
Accounts receivable, net of allowances of $1,743 and $2,202	21,535	23,761
Inventories	10,794	13,001
Prepaid expenses and other assets	5,894	4,592

Total current assets	61,129	61,185
Restricted cash	982	982
Property and equipment, net	76,244	82,768
Goodwill	140,805	140,805
Intangible assets, net	59,153	65,966
Deferred subscriber acquisition costs, net	30,339	34,154
Deferred charges and other assets, net	5,041	5,882

Total assets	$373,693	$391,742

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$4,734	$4,730
Accrued expenses (see Note 4)	23,569	25,186
Current maturities of long term debt	1,184	1,178
Current portion of other liabilities	2,763	2,874
Advance billings	1,471	1,128

Total current liabilities	33,721	35,096
Long-term debt, net of current portion	462,335	462,821
Other liabilities, net of current portion	9,611	9,930
Commitments and contingencies
Redeemable preferred units	241,401	221,320
Redeemable purchased Class A units	7,788	7,788

Members’ deficit:
Class A units	—	—
Accumulated deficit	(381,163)	(345,213)

Total members’ deficit	(381,163)	(345,213)

Total liabilities and members’ deficit	$373,693	$391,742

(1)	The year end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Quarter Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net Revenues:
Music and other business services	$47,927	$47,172	$95,632	$94,664
Equipment and related services	14,866	14,321	29,502	26,278

	62,793	61,493	125,134	120,942
Cost of revenues:
Music and other business services (excluding $8,031, 8,809, 16,223 and $17,824 of depreciation and amortization expense).	11,588	11,251	22,615	22,320
Equipment and related services	14,631	14,227	28,085	27,659

	26,219	25,478	50,700	49,979

	36,574	36,015	74,434	70,963

Selling, general and administrative expenses	20,293	20,525	41,433	41,211
Depreciation and amortization expense	12,097	12,751	24,367	25,893

Income from operations	4,184	2,739	8,634	3,859
Other income (expense):
Interest expense	(12,457)	(12,587)	(25,117)	(25,027)
Other, net	244	372	407	514

Loss before income taxes	(8,029)	(9,476)	(16,076)	(20,654)
Income tax benefit	(105)	(84)	(207)	(164)

Net loss	(7,924)	(9,392)	(15,869)	(20,490)
Preferred return on redeemable preferred units	(10,296)	(8,718)	(20,081)	(17,004)

Net loss attributable to common unit holders	$(18,220)	$(18,110)	$(35,950)	$(37,494)

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,869)	$(20,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain (loss) on disposal of fixed assets	195	(30)
Impairment of capitalized labor	741	964
Deferred income tax benefit	(221)	(221)
Depreciation and amortization	24,367	25,893
Amortization of senior discount, senior notes, and deferred financing fees	1,481	1,477
Amortization of deferred subscriber acquisition costs	7,735	8,226
Deferred subscriber acquisition costs	(3,757)	(4,569)
Change in unearned installment income	450	898
Change in certain assets and liabilities
Accounts receivable	2,226	3,344
Inventory	2,207	1,128
Accounts payable	4	(759)
Accrued expenses	(1,617)	690
Advance billings	343	779
Other, net	(2,121)	23

Net cash provided by operating activities	16,164	17,353

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for property and equipment	(10,874)	(14,134)
Capital expenditures for intangibles	(26)	(30)
Proceeds from sale of fixed assets	19	46

Net cash used in investing activities	(10,881)	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash used to collateralize letters of credit	(45)	(23)
Repayment of term loan	(525)	(525)
Payment of financing fees	(517)	—
Repayments of capital lease obligations and other debt	(1,166)	(1,040)

Net cash used in financing activities	(2,253)	(1,588)

NET INCREASE IN CASH	3,030	1,647
CASH, BEGINNING OF PERIOD	19,032	16,014

CASH, END OF PERIOD	$22,062	$17,661

Supplemental information: non-cash activities

Capital Lease Obligation	$687	$319

The accompanying notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

MEMBERS’ DEFICIT

(Unaudited)

(In thousands, except for units)

	Class A		Class B		Accumulated Deficit	Total Members’ Deficit
	Units	Dollars	Units	Dollars
Balances, December 31, 2006	125,164	$—	11,817	$—	$(345,213)	$(345,213)

Net loss (1)					(15,869)	(15,869)
Preferred return on preferred units					(20,081)	(20,081)

Balances, June 30, 2007	125,164	$—	11,817	$—	$(381,163)	$(381,163)

(1)	Comprehensive loss equals net loss

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

As of June 30, 2007, ABRY Partners, LLC and its respective affiliates, collectively own 64.2% of the beneficial interests in the Company’s voting interests.

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

The financial statements as of June 30, 2007 and the financial statements for the three months and six months ended June 30, 2007 and 2006 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary to state fairly the financial information included herein. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

On April 12, 2007, the Company announced that it is contemplating a future consolidation or combination with DMX, Inc. This combination would be contingent on a sale of the combined entity to an as yet unidentified third party buyer following clearance by federal regulators. Accordingly, the parties have submitted a Hart-Scott-Rodino filing seeking clearance for such a transaction. In the interim, Muzak and DMX will remain independent companies and continue to compete and to provide, without disruption, the highest-quality products and services to their respective clients. In connection with the aforementioned proposed transaction the Company has incurred costs of $1.6 million which are included in selling, general and administrative expenses. On May 23, 2007, the Company received a request for additional information and documents, (commonly referred to as a “second request”), in connection with the Department of Justice’s review of the Company’s proposed combination with DMX. The Company is currently in the process of fulfilling such requests. While a substantial amount of data has been and continues to be provided to the Department of Justice, we cannot state with certainty when the Department’s review will be completed.

Liquidity—On March 16, 2007, the Company amended the New Senior Credit Facility, by extending the maturity from April 2008 to January 2009 and reducing the applicable margin by 1.0%. The Company believes that its cash flow from operations, combined with its cash balance on hand will be sufficient to fund its growth in new client locations and debt service for at least the next 12 months. Given that the Company no longer has a revolving credit facility, if it requires cash in excess of amounts on hand, it may be required, among other things, to incur additional indebtedness, enter into other financing transactions, defer business opportunities, reduce its expenses, or sell assets.

2. Property and Equipment

Property and equipment consists of the following (in thousands):

	Useful Life (years)	June 30, 2007	December 31, 2006
Equipment provided to subscribers	5	$211,489	$206,600
Capitalized installation labor	5	49,937	54,260
Equipment	4-7	48,101	45,800
Other	3-30	22,023	22,096

		331,550	328,756
Less accumulated depreciation		(255,306)	(245,988)

		$76,244	$82,768

Included in equipment and other at June 30, 2007 and December 31, 2006 is $20.0 million and $19.3 million, respectively, of equipment under capital leases. Accumulated depreciation associated with the equipment under capital leases is $17.1 million and $16.3 million at June 30, 2007 and December 31, 2006, respectively. Depreciation of property and equipment was $8.7 million and $9.3 million for the quarters ended June 30, 2007 and 2006, respectively and $17.5 million and $19.0 million for the six months ended June 30, 2007 and 2006, respectively.

3. Intangible Assets

Unamortized intangible assets consist of the following (in thousands):

	June 30, 2007 Carrying Amount	December 31, 2006 Carrying Amount
Goodwill	$140,805	$140,805

Amortized intangible assets consist of the following (in thousands):

	Useful Life (years)	June 30, 2007		December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Income producing contracts	12	$153,900	$(104,328)	$153,900	$(97,916)
License agreements	20	5,102	(2,099)	5,102	(1,970)
Trademarks	5	15,387	(15,251)	15,361	(15,223)
Non-compete agreements	3-5	275	(275)	275	(275)
Other	20	10,831	(4,389)	10,831	(4,119)

		$185,495	$(126,342)	$185,469	$(119,503)

Aggregate amortization expense was $3.4 million for each of the quarters ended June 30, 2007 and 2006, respectively and $6.8 million for each of the six months ended June 30, 2007 and 2006, respectively.

The estimated future aggregate amortization expense is as follows (in thousands):

Fiscal year ending
2007 (remaining six months)	$6,837
2008	13,669
2009	13,658
2010	12,962
2011	5,601

4. Accrued Expenses

Accrued expenses are summarized below (in thousands):

	June 30, 2007	December 31, 2006
Accrued interest	$8,624	$8,768
Accrued compensation and benefits	3,827	4,024
Amounts payable to franchisees	3,143	3,242
Sales, property and income taxes payable	2,099	3,105
Licensing royalties	1,940	2,204
Other	3,936	3,843

	$23,569	$25,186

5. Debt

Debt obligations consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Long term debt:
Term Loan – Senior credit facility	$102,900	$103,425
Senior notes	219,613	219,506
Senior subordinated notes	115,000	115,000
Senior discount notes	24,245	24,245
Other	1,761	1,823

Total debt obligations	463,519	463,999
Less current maturities	(1,184)	(1,178)

	$462,335	$462,821

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

The New Senior Credit Facility is payable in quarterly installments of 0.25% of the original outstanding balance ($105.0 million) beginning September 2005 until final maturity on January 19, 2009. The New Senior Credit facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by a first priority security interest in (i) substantially all of the Company’s tangible and intangible assets and (ii) the capital stock of the Company’s subsidiaries. The non-guarantor subsidiary is minor (as defined by Rule 3-10 of Regulation S-X) and the consolidated amounts in the Company’s financial statements are representative of the combined guarantor’s financial statements. The New Senior Credit Facility contains a senior secured leverage ratio (the ratio of Senior Secured Debt as of such date of determination to Consolidated EBITDA on a last twelve months (LTM) basis) and various other restrictive covenants, which are customary for such facilities. In addition, the Company is generally prohibited from incurring additional indebtedness, incurring liens, paying dividends or making other restricted payments, consummating asset sales, entering into transactions with affiliates, merging or consolidating with any other person or selling, assigning, transferring, leasing, conveying, or otherwise disposing of assets. Management believes that the Company was in compliance with these covenants as of June 30, 2007.

Prior to being amended on March 16, 2007, indebtedness under the term loan bears interest at a per annum rate equal to the Company’s choice of (i) Base Rate (which is the highest of prime rate and the Federal Funds Rate plus .5%) plus a margin of 3.75% or (ii) the offered rates for Eurodollar deposits (“LIBOR”) of one, two or three months, as selected by the Company, plus a margin of 4.75%. On March 16, 2007, the applicable margin was reduced by 1.0% with an amendment to the term loan facility. As of June 30, 2007, the interest rate on the term loan was 9.11%.

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

Annual Maturities

Annual maturities of long-term debt obligations are as follows (in thousands):

2007 (remaining six months)	$591
2008	1,193
2009	436,482
2010	24,418
2011	191
Thereafter	1,030

The Annual maturities schedule includes the principal amount of the Senior Notes which mature in 2009.

Total interest paid by the Company on all indebtedness was $13.7 million and $13.5 million for the quarters ended June 30, 2007 and 2006, respectively and $23.8 million and $23.3 million for the six months ended June 30, 2007 and 2006, respectively.

6. Redeemable Preferred Units

The Company was in violation of unit coverage ratio, leverage ratio, and annualized operating cash flow under the Securities Purchase Agreement as of June 30, 2007. The Company has been in default of the unit coverage ratio since June 2003, of leverage ratio since December 31, 2003, and of annualized operating cash flow since June 2004. As a result of the defaults, the preferred units accrue at a preferential return of 17% per annum as long as the default is continuing. The Company is projecting to be out of compliance with the unit coverage ratio (the ratio of consolidated operating cash flow to the sum of consolidated interest expense plus the aggregate Series A preferred return, as more specifically defined in the Securities Purchase Agreement) and leverage ratio for the foreseeable future. As a result of non-compliance with unit coverage ratio and leverage ratio for four consecutive quarters (a Class B and Class A default under the Securities Purchase Agreement, respectively), two of the three preferred unit holders were each entitled to be designated as either a Class B or Class A Director, although neither party has elected to so designate a Class B or Class A Director pursuant to their rights under the Securities Purchase Agreement. As such, the number of Class B Directors and Class A Directors remains unaffected by these defaults. Compliance with either one of the leverage or unit coverage ratios and not the other still entitles the same two preferred unit holders to designate a director as provided in the Securities Purchase Agreement until such time as the Company complies with the applicable ratio. The foregoing defaults do not result in a cross default under the New Senior Credit Facility or the indentures governing the Senior Notes, the Senior Subordinated Notes, and the Senior Discount Notes.

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

Following is a summary of the accrued liability for the restructuring charges (in thousands):

	Employee Severance	Lease Impairment Costs	Total
Accrued liability as of December 31, 2006	$—	$500	$500
Lease termination	—	(130)	(130)
Cash payments	—	(75)	(75)

Accrued liability as of June 30, 2007	$—	$295	$295

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

8. Muzak Holdings Finance Corp. and Muzak Finance Corp.

Muzak Holdings Finance Corp. and Muzak Finance Corp. had no operating activities during the quarters ended June 30, 2007 and 2006.

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

Litigation

Muzak and the Company were co-defendants in a lawsuit filed in the U.S. District Court, Northern District of Illinois, Eastern Division, by Sound of Music, Ltd., a former franchisee of Muzak. Sound of Music, Ltd. asserted claims against Muzak and the Company for violation of Federal securities laws, breach of contract and common law fraud. The case arose as a result of Sound of Music, Ltd.’s sale of substantially all of its MUZAK® related assets to Muzak and the Company in 2001. The parties executed a definitive settlement of this matter in June 2007 and the action was dismissed, with prejudice, by the Court on June 22, 2007. The settlement has no material adverse effect on our consolidated financial condition or results of operations.

Muzak has been named, along with Panasonic Corporation of North America and HM Electronics, Inc., in a patent infringement action filed by Alan Silver on June 4, 2007, in the United States District Court for the Southern District of Florida. The case caption is Silver v. Panasonic Corp. of North America, HM Electronics, Inc. and Muzak, LLC, Civil Action No. 07-60772 (S.D. Fl.). In the lawsuit, Mr. Silver claims to be the owner of U.S. Patent No. 4,882,745 (“the ‘745 patent”), which is entitled “Cordless Headset Telephone.” Mr. Silver alleges that Panasonic and HM Electronics have manufactured and sold cordless headset systems that infringe upon the ‘745 patent. Mr. Silver also alleges that Muzak, as a distributor of the accused products from Panasonic and HM Electronics, has infringed the ‘745 patent. Mr. Silver asks for monetary damages from all of the defendants to the lawsuit, including Muzak, in an amount to compensate for the alleged patent infringement, but in no event less than a reasonable royalty on each of the accused products. In addition, Mr. Silver requests that the Court award him his reasonable attorney fees, costs, and interest on any damages award and allow him to try his claims before a jury. While Muzak is investigating the allegations raised by Mr. Silver and intends to respond to the same in due course as the lawsuit proceeds, the ultimate impact on Muzak and the Company remains unclear at this early stage of the action.

We are the subject of, or a party to, various other proceedings in the ordinary course of our business. Management believes that such proceedings are routine in nature and incidental to the conduct of our business, and that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on our consolidated financial condition or results of operations.

Other Commitments

As of June 30, 2007, the Company has approximately $9.7 million in outstanding capital expenditure commitments covering a five-year period. The Company is the lessee under various operating and capital leases for equipment, vehicles, satellite capacity, and buildings.

10. Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for the quarters ended June 30, 2007 and 2006 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Notes and Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Notes and Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Notes and Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition LLC, Audio Environments, Inc., Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Notes and Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Notes and Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

Condensed Consolidating Balance sheets as of June 30, 2007

(unaudited)(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$22,062	$—	$—	$—	$22,062
Restricted Cash	—	844	—	—	—	844
Accounts receivable, net	—	20,971	—	564	—	21,535
Inventories	—	10,794	—	—	—	10,794
Prepaid expenses and other assets	—	5,894	—	—	—	5,894

Total current assets	—	60,565	—	564	—	61,129
Restricted Cash	—	982	—	—	—	982
Property and equipment, net	—	76,244	—	—	—	76,244
Intangible assets, net	—	181,339	—	18,619	—	199,958
Deposits and other assets, net	182	35,193	2,657	5	(2,657)	35,380
Advances in/due from subsidiary	—	7,880	—	5,326	(13,206)	—
Investment in Subsidiary	(99,111)	20,747	—	—	78,364	—

Total assets	$(98,929)	$382,950	$2,657	$24,514	$62,501	$373,693

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$4,599	$—	$135	$—	$4,734
Accrued expenses (see Note 4)	920	21,236	6,061	1,413	(6,061)	23,569
Current maturities of long term debt	—	1,065	—	119	—	1,184
Current portion of other liabilities	—	2,763	—	—	—	2,763
Advance billings	—	1,471	—	—	—	1,471

Total current liabilities	920	31,134	6,061	1,667	(6,061)	33,721
Long-term debt, net of current portion	24,245	436,535	334,613	1,555	(334,613)	462,335
Other liabilities, net of current portion	—	9,066	—	545	—	9,611
Advances in/due from subsidiary	7,880	5,326	83,390	—	(96,596)	—
Redeemable Preferred Stock	241,401	—	—	—	—	241,401
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficit/Shareholder equity	(381,163)	(99,111)	(421,407)	20,747	499,771	(381,163)

Total liabilities and members’ deficit	$(98,929)	$382,950	$2,657	$24,514	$62,501	$373,693

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Statements of Operations for the Three Months Ended June 30, 2007

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$46,937	$—	$990	$—	$47,927
Equipment and related services	—	14,866	—	—	—	14,866

	—	61,803	—	990	—	62,793
Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	11,254	—	334	—	11,588
Equipment and related services	—	14,631	—	—	—	14,631

	—	25,885	—	334	—	26,219

Selling, general & administrative	—	20,118	—	175	—	20,293
Management fee	—	(198)	—	198	—	—
Depreciation & amortization expense	—	11,703	—	394	—	12,097

Income (Loss) from Operations	—	4,295	—	(111)	—	4,184
Other income (expense)
Interest expense	(815)	(11,613)	(8,808)	(29)	8,808	(12,457)
Other, net	—	246	—	(2)	—	244
Equity in earnings of subsidiaries**	(7,109)	(37)	—	—	7,146	—

Loss before income taxes	(7,924)	(7,109)	(8,808)	(142)	15,954	(8,029)
Income tax benefit	—	—	—	(105)	—	(105)

Net loss	$(7,924)	$(7,109)	$(8,808)	$(37)	$15,954	$(7,924)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2007

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$93,624	$—	$2,008	$—	$95,632
Equipment and related services	—	29,502	—	—	—	29,502

	—	123,126	—	2,008	—	125,134
Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	21,939	—	676	—	22,615
Equipment and related services	—	28,085	—	—	—	28,085

	—	50,024	—	676	—	50,700

Selling, general & administrative	—	41,080	—	353	—	41,433
Management fee	—	(402)	—	402	—	—
Depreciation & amortization expense	—	23,597	—	770	—	24,367

Income (Loss) from Operations	—	8,827	—	(193)	—	8,634
Other income (expense)
Interest expense	(1,630)	(23,415)	(17,616)	(72)	17,616	(25,117)
Other, net	—	411	—	(4)	—	407
Equity in earnings of subsidiaries**	(14,239)	(62)	—	—	14,301	—

Loss before income taxes	(15,869)	(14,239)	(17,616)	(269)	31,917	(16,076)
Income tax benefit	—	—	—	(207)	—	(207)

Net loss	$(15,869)	$(14,239)	$(17,616)	$(62)	$31,917	$(15,869)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2007

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities	$(54)	$15,723	$—	$495	$—	$16,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	19	—	—	—	19
Capital expenditures (for property, plant & equipment and intangibles)	—	(10,900)	—	—	—	(10,900)

Net cash used in investing activities	—	(10,881)	—	—	—	(10,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to collateralize letters of credit	—	(45)	—	—	—	(45)
Repayment of term loan	—	(525)	—	—	—	(525)
Repayment of capital lease obligations and other debt	—	(1,082)	—	(84)	—	(1,166)
Payment of financing fees	—	(517)	—	—	—	(517)
Advances to/from subsidiaries	54	357	—	(411)	—	—

Net cash provided by/(used in) financing activities	54	(1,812)	—	(495)	—	(2,253)

NET INCREASE IN CASH	—	3,030	—	—	—	3,030
CASH, BEGINNING OF PERIOD	—	19,032	—	—	—	19,032

CASH, END OF PERIOD	$—	$22,062	$—	$—	$—	$22,062

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

Condensed Consolidating Balance sheets as of December 31, 2006

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$19,032	$—	$—	$—	$19,032
Restricted cash	—	799	—	—	—	799
Accounts receivable, net	—	23,197	—	564	—	23,761
Inventories	—	13,001	—	—	—	13,001
Prepaid expenses and other assets	—	4,592	—	—	—	4,592

Total current assets	—	60,621	—	564	—	61,185
Restricted cash	—	982	—	—	—	982
Property and equipment, net	—	82,768	—	—	—	82,768
Intangible assets, net	—	187,382	—	19,389	—	206,771
Deferred charges and other assets, net	236	39,792	3,489	8	(3,489)	40,036
Advances in/due from subsidiaries	—	6,305	—	4,867	(11,172)	—
Investment in subsidiary	(84,872)	20,807	—	—	64,065	—

Total assets	$(84,636)	$398,657	$3,489	$24,828	$49,404	$391,742

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	$—	$4,540	$—	$190	$—	$4,730
Accrued expenses	919	22,969	6,062	1,298	(6,062)	25,186
Current portion of other liabilities	—	2,874	—	—	—	2,874
Current maturities of long term debt	—	1,059	—	119	—	1,178
Advance billings	—	1,128	—	—	—	1,128

Total current liabilities	919	32,569	6,062	1,607	(6,062)	35,096
Long-term debt	24,245	436,949	334,506	1,627	(334,506)	462,821
Other liabilities	—	9,143	—	787	—	9,930
Advances in/due from subsidiaries	6,305	4,867	66,712	—	(77,884)	—
Redeemable Preferred units	221,320	—	—	—	—	221,320
Redeemable Class A units	7,788	—	—	—	—	7,788
Members’ deficiency/Shareholder equity	(345,213)	(84,872)	(403,791)	20,807	467,856	(345,213)

Total liabilities and members’ deficiency	$(84,636)	$398,657	$3,489	$24,828	$49,404	$391,742

*	Also includes a non-guarantor which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X. “minor”

Condensed Consolidating Statements of Operations for the Three Months Ended June 30, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$46,070	$—	$1,102	$—	$47,172
Equipment and related services	—	14,321	—	—	—	14,321

	—	60,391	—	1,102	—	61,493

Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	10,879	—	372	—	11,251
Equipment and related services	—	14,227	—	—	—	14,227

	—	25,106	—	372	—	25,478

Selling, general & administrative	—	20,331	—	194	—	20,525
Management Fee	—	(220)	—	220	—	—
Depreciation & amortization expense	—	12,351	—	400	—	12,751

Income (Loss) from Operations	—	2,823	—	(84)	—	2,739
Other income (expense)
Interest expense	(815)	(11,762)	(8,804)	(10)	8,804	(12,587)
Other, net	—	372	—	—	—	372
Equity in earnings of subsidiaries**	(8,577)	(10)	—	—	8,587	—

Loss before income taxes	(9,392)	(8,577)	(8,804)	(94)	17,391	(9,476)
Income tax benefit	—	—	—	(84)	—	(84)

Net loss	$(9,392)	$(8,577)	$(8,804)	$(10)	$17,391	$(9,392)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
Net Revenues
Music and other business services	$—	$92,432	$—	$2,232	$—	$94,664
Equipment and related services	—	26,278	—	—	—	26,278

	—	118,710	—	2,232	—	120,942

Cost of Revenues
Music and other business services excluding depreciation and amortization expense	—	21,564	—	756	—	22,320
Equipment and related services	—	27,659	—	—	—	27,659

	—	49,223	—	756	—	49,979

Selling, general & administrative	—	40,817	—	394	—	41,211
Management Fee	—	(446)	—	446	—	—
Depreciation & amortization expense	—	25,093	—	800	—	25,893

Income (Loss) from Operations	—	4,023	—	(164)	—	3,859
Other income (expense)
Interest expense	(1,630)	(23,359)	(17,607)	(38)	17,607	(25,027)
Other, net	—	515	—	(1)	—	514
Equity in earnings of subsidiaries**	(18,860)	(39)	—	—	18,899	—

Loss before income taxes	(20,490)	(18,860)	(17,607)	(203)	36,506	(20,654)
Income tax benefit	—	—	—	(164)	—	(164)

Net loss	$(20,490)	$(18,860)	$(17,607)	$(39)	$36,506	$(20,490)

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Notes and Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Notes and the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Notes and Senior Subordinated Notes.

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2006

(unaudited) (In thousands)

	Muzak Holdings LLC (“Parent”)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Guarantor Subsidiaries*	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$50	$15,268	$—	$2,035	$—	$17,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	46	—	—	—	46
Capital expenditures (for property, plant & equipment and intangibles)	—	(14,164)	—	—	—	(14,164)

Net cash used in investing activities	—	(14,118)	—	—	—	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to collateralize letters of credit	—	(23)	—	—	—	(23)
Repayment of term loan	—	(525)	—	—	—	(525)
Repayment of capital lease obligations and other debt	—	(987)	—	(53)	—	(1,040)
Advances to/from subsidiaries	(50)	2,032	—	(1,982)	—	—

Net cash provided by/(used in) financing activities	(50)	497	—	(2,035)	—	(1,588)

NET INCREASE IN CASH	—	1,647	—	—	—	1,647
CASH, BEGINNING OF PERIOD	—	16,014	—	—	—	16,014

CASH, END OF PERIOD	$—	$17,661	$—	$—	$—	$17,661

*	Also includes non-guarantor which is “minor” as defined by Rule 3-10 of Regulation S-X.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

On May 23, 2007, the Company received a request for additional information and documents, (commonly referred to as a “second request”), in connection with the Department of Justice’s review of the Company’s proposed combination with DMX. The Company is currently in the process of fulfilling such request. While a substantial amount of data has been and continues to be provided to the Department of Justice, we cannot state with certainty when the Department’s review will be completed.

On April 12, 2007, the Company announced that it is contemplating a future consolidation or combination with DMX, Inc. This combination would be contingent on a sale of the combined entity to an as yet unidentified third party buyer following clearance by federal regulators. Accordingly, the parties have submitted a Hart-Scott-Rodino filing seeking clearance for such a transaction. In the interim, Muzak and DMX will remain independent companies and continue to compete and to provide, without disruption, the highest-quality products and services to their respective clients. In connection with the aforementioned proposed transaction the Company has incurred costs of $1.6 million which are included in selling, general and administrative expenses.

On March 16, 2007, the Company amended the New Senior Credit Facility, by extending the maturity from April 2008 to January 2009 and reducing the applicable margin by 1.0%. The amendment also includes a provision for a prepayment penalty of 1.0% if certain events occur prior to the one year anniversary of the amendment. The Company incurred fees associated with this amendment of $0.5 million in the first quarter of 2007.

Results of Operations

Set forth below are discussions of the results of operations for Muzak Holdings LLC for the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006. The following discussions should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Net Revenues. Revenues were $62.8 million and $125.1 million for the quarter and six months ended June 30, 2007, respectively, and were $61.5 million and $120.9 million for the quarter and six months ended June 30, 2006, respectively. Music and other business services revenue increased $0.8 million, or 1.6% in 2007 as compared to the quarter ended June 30, 2006, and increased $1.0 million or 1.0% in 2007 compared to the six months ended June 30, 2006. This slight increase is due to an increase in additional services sold to existing clients, offset in part by a slight decrease in the total number of client locations.

Equipment and related services revenue increased 3.8% or $0.5 million and 12.3% or $3.2 million in 2007 as compared to the quarter and six months ended June 30, 2006, respectively. The increase is primarily due to higher equipment sales and an increase in service billings during the quarter and six month period.

Cost of Revenues. Cost of revenues was $26.2 million and $25.5 million for the quarters ended June 30, 2007 and 2006, respectively and $50.7 million and $50.0 million for the six months ended June 30, 2007 and 2006, respectively. Total cost of revenues as a percentage of revenues was 41.8% and 41.4% for the quarters ended June 30, 2007 and 2006, respectively and 40.5% and 41.3% for the six months ended June 30, 2007 and 2006, respectively. Costs of music and other business services revenue as a percentage of music and other business services revenue was 24.2% and 23.9% for the quarters ended June 30, 2007 and 2006 respectively, and 23.6% for the six months ended June 30, 2007 and 2006, respectively.

Costs of equipment and related services revenue as a percentage of equipment and related services revenue was 98.4% and 99.3% for the quarters ended June 30, 2007 and 2006, respectively and 95.2% and 105.3% for the six months ended June 30, 2007 and 2006, respectively. In addition to equipment costs, these costs include salary, payroll taxes, and employee benefit related costs associated with our field install and service technicians as well as the management and centralized staff that supervises and schedule such technicians. Additionally, these costs also include the warehouse and purchasing functions and vehicle related expenses. The most recent quarter represents continued progress towards improving margin on equipment and related services. The improvement in our margin on equipment and related services is attributed to: increased demand for our equipment and related services that improve our utilization of field personnel; continued use of standard prices for equipment; and additional administrative efforts to invoice service-related calls.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $20.3 million and $20.5 million for the quarters ended June 30, 2007 and 2006, respectively, and $41.4 million and $41.2 million for the six months ended June 30, 2007 and 2006, respectively. This represents a decrease of $0.2 million, or 1.1% for the quarter ended June 30, 2007 over the 2006 period and an increase of $0.2 million or 0.5% for the six months ended June 30, 2007 over 2006. Amortization of deferred subscriber acquisition costs, a non-cash component of selling, general, and administrative expenses was $3.8 million and $4.1 million for the quarters ended June 30, 2007 and 2006, respectively and $7.7 million and $8.2 million for the six months ended June 30, 2007 and 2006, respectively. This $0.3 million and $0.5 million decrease in amortization of deferred subscriber costs is consistent with the lower installation levels experienced in the quarter and six months ended June 30, 2007 as compared to previous periods. The remaining $0.7 million increase in other selling, general, and administrative expenses for the six months ended June 30, 2007 as compared to the 2006 period is associated with the following: the Company recorded $1.6 million of costs related to the proposed DMX transaction in the six months ended June 30, 2007, which is partially offset by a $0.9 million reduction in management consulting expenses for the six months ended June 30, 2007 over the comparable 2006 period.

Depreciation and amortization expenses. Depreciation and amortization was $12.1 million and $12.8 million for the quarters ended June 30, 2007 and 2006, respectively and $24.4 and $25.9 million for the six months ended June 30, 2007 and 2006, respectively. Depreciation and amortization of $8.0 million and $16.2 million for the quarter and six months ended June 30, 2007, respectively, and $8.8 million and $17.8 million for the quarter and six months ended June 30, 2006, respectively, are excluded from cost of revenue. Depreciation expense decreased $0.7 million and $1.5 million in the three and six months ended June 30, 2007 compared to 2006 due to certain subscriber investments and other fixed assets becoming fully amortized in 2006, along with the lower levels of subscriber investments as a result of lower installations. Amortization expense for the three and six months ending June 30, 2007 and 2006 remained the same at $3.4 million and $6.8 million, respectively.

Interest expense. Interest expense decreased $0.1 million to $12.5 million for the quarter ended June 30, 2007 compared to the same 2006 period and increased $0.1 million to $25.1 million for the six months ended June 30, 2007 compared to the same 2006 period. The yearly increase is due to an increase in overall interest rates associated with our New Senior Credit facility, which until March 2007 bore interest at LIBOR plus a 4.75% margin. In March the margin was reduced to 3.75%, which attributed to the decrease in interest expense for the quarter ended June 30, 2007 over the 2006 period. Interest income generated on the outstanding cash balance is reflected in other income. Interest income was $0.4 million and $0.3 million for quarters ending June 30, 2007 and 2006, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2007 and 2006 respectively.

Income tax provision. Income tax benefit was $105 thousand and $84 thousand for the quarters ended June 30, 2007 and 2006, respectively, and $207 thousand and $164 thousand for the six months ended June 30, 2007 and 2006, respectively. Although the Company is a limited liability company and is treated as a partnership for income tax purposes, the Company has several subsidiaries that are taxable corporations. The income tax benefit relates to these corporate subsidiaries.

Net Loss. The combined effect of the foregoing resulted in a net loss of $7.9 million and $15.9 million for the quarter and six months ended June 30, 2007, respectively, compared to a net loss of $9.4 million and $20.5 million respectively for the comparable 2006 period.

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

The following table provides reconciliation from net income to EBITDA pursuant to the Notes.

	Quarter Ended
	June 30, 2007	June 30, 2006
Net loss	$(7,924)	$(9,392)
Interest expense	12,457	12,587
Income tax benefit	(105)	(84)
Depreciation and amortization	12,097	12,751
Non-cash impairment charges	390	393

EBITDA pursuant to Notes	$16,915	$16,255

Consolidated Leverage Ratio for the Company	6.54 x	6.88 x
Consolidated Leverage Ratio for Muzak	6.18 x	6.48 x

	Six months Ended
	June 30, 2007	June 30, 2006
Net loss	$(15,869)	$(20,490)
Interest expense	25,117	25,027
Income tax benefit	(207)	(164)
Depreciation and amortization	24,367	25,893
Non-cash impairment charges	742	964

EBITDA pursuant to Notes	$34,150	$31,230

Non-cash impairment charges reflect the write-off of capitalized installation labor upon client contract terminations.

The Company does not have available unused credit line therefore, our principal source of funds is cash generated from operations and our current cash balances. Cash was primarily used during the first six months of 2007 to make investments in new client locations, fund operations, and to make interest payments on our indebtedness. Cash flows provided by operations were $16.2 million and $17.4 million, cash flows used in investing activities were $10.9 million and $14.1 million, and cash flows used in financing activities were $2.3 million and $1.6 million in the six months ended June 30, 2007 and 2006, respectively.

Working capital was a net source of $1.0 million in 2007 as compared to a net source of $5.2 million in 2006. Accounts receivable and inventory balances resulted in a source of $4.4 million and $4.5 million in the six months ended June 30, 2007 and 2006, respectively.

The majority of our capital expenditures are comprised of the initial investment for the installation of equipment for new client locations. During the six months ended June 30, 2007, our total initial net investment in new client locations was $11.6 million, which was comprised of equipment and installation costs attributable to new client locations of $9.4 million and $3.7 million in subscriber acquisition costs (included in cash provided by operating activities in the consolidated statement of cash flows) relating to these new locations. The subscriber acquisition costs are capitalized and are amortized as a component of selling, general and administrative expenses over the initial contract term. We also received installation revenue of $1.5 million relating to new locations. This revenue is deferred and amortized as a component of equipment and related services revenue over the initial contract term.

We also invested $1.5 million in system upgrades, furniture and fixtures, and computers to be used at our headquarters. Our investment to replenish the equipment exchange pool relating to our drive-thru systems client locations was $0.8 million during the six months ended June 30, 2007.

Over the next twelve months, our future need for liquidity will arise primarily from capital expenditures for investments in new client locations and from interest payments on our indebtedness. The following table summarizes contractual obligations and commitments as of June 30, 2007 (in thousands).

	Payments due by Period
	Remaining 6 months 2007	2008	2009	2010	2011	After 2011	Total
Long-term debt	$591	$1,193	$436,482	$24,418	$191	$1,030	$463,905
Interest	23,648	47,062	14,891	1,705	113	248	87,667
Capital lease obligations	1,145	1,585	514	—	—	—	3,244
Operating leases	4,487	8,333	7,968	7,025	4,939	19,149	51,901
Unconditional purchase obligations	525	2,100	2,100	2,100	2,100	744	9,669

Total Contractual Cash Obligations	$30,396	$60,273	$461,955	$35,248	$7,343	$21,171	$616,386

We expect that our primary source of funds will be cash flows from operations and current cash balances. Total cash balance, including restricted cash of $1.7 million, was approximately $29.1 million as of August 10, 2007. The Company believes that its cash flow from operations, combined with its cash balances on hand will be sufficient to fund its growth in new client locations and debt service for at least the next twelve months.

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

For the period June 30, 2007, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K for the year ended December 31, 2006.

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

There have been no changes during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting as previous disclosed in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Except as otherwise disclosed under Note 9, entitled “Commitment and Contingencies,” of the Consolidated Financial Statements set forth in this Form 10-Q, there have been no material developments in legal proceedings involving the Company since those reported in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2006.

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

MUZAK HOLDINGS LLC
MUZAK HOLDINGS FINANCE CORP.

	By:	/S/ STEPHEN P. VILLA
Date: August 14, 2007		Stephen P. Villa
Chief Executive Officer
(Principal Executive Officer)